Form 10-Q
period 1994-04-03
OLSTEN CORP
filed 1994-05-16
CIK 74386

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

- - ----- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
| X |                       EXCHANGE ACT OF 1934
- - -----
For the quarterly period ended   April 3, 1994
                                ---------------

                         Commission File No. 0-3532
                                            --------

                           THE OLSTEN CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           DELAWARE                                      13-2610512
- - -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)



One Merrick Avenue, Westbury, New York                      11590
- - ----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code     (516) 832-8200
                                                     -------------------


                               Not Applicable
- - --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           YES      X       NO
                                              -------------   ------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at May 6, 1994
- - ------------------------------------           ---------------------------
Common Stock, $ .10 par value                            31,710,384 shares
Class B Common Stock, $.10 par value                      9,727,553 shares

                                   INDEX
                                  -------





                                                                   Page No.
                                                                  ---------

PART I -  FINANCIAL INFORMATION


 Item 1.  Financial Statements.

          Consolidated Balance Sheets -
          April 3, 1994 (Unaudited) and January 2, 1994                   2

          Consolidated Statements of Income (Unaudited) -
          Quarters Ended April 3, 1994 and
          April 4, 1993, respectively                                     3

          Consolidated Statements of Cash Flows
          (Unaudited) - Quarters Ended
          April 3, 1994 and April 4, 1993                                 4

          Notes to Consolidated Financial Statements
          (Unaudited)                                                     5

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.                6-7


PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K.                               8


SIGNATURES                                                                9

                      PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
        ---------------------

                  The Olsten Corporation and Subsidiaries
                        Consolidated Balance Sheets
                    (In thousands, except share amounts)

   ASSETS                                      April 3, 1994   January 2, 1994
                                               -------------   ---------------
                                                (Unaudited)
   CURRENT ASSETS:
     Cash                                       $ 34,449         $ 24,709
     Receivables, net                            324,944          325,122
     Other current assets                         55,446           56,807
                                                ---------        ---------
      Total current assets                       414,839          406,638

   FIXED ASSETS, NET                              60,569           60,185

   INTANGIBLES, NET                              202,722          204,670

   OTHER ASSETS                                   13,844           18,601
                                                ---------        ---------
                                                $691,974         $690,094
                                                =========        =========
   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accrued expenses                           $ 68,489         $ 74,251
     Insurance costs                              47,562           45,730
     Current portion of long-term debt (Note 3)   24,590            1,886
     Payroll and related taxes                    20,844           31,143
     Accounts payable                              8,383           12,597
                                                ---------        ---------
      Total current liabilities                  169,868          165,607

   LONG-TERM DEBT (Note 3)                       150,388          176,057

   OTHER LIABILITIES                              52,255           44,110

   SHAREHOLDERS' EQUITY:
     Common stock $.10 par value; authorized
       110,000,000 shares; issued 31,123,317 and
       29,976,240 shares, respectively             3,112            2,998
     Class B common stock $.10 par value;
      authorized 50,000,000 shares; issued
      9,666,367 and 10,482,514 shares,
      respectively                                   967            1,048
     Additional paid-in capital                  215,711          211,331
     Retained earnings                           102,189           90,280
     Cumulative translation adjustment            (2,516)          (1,337)
                                                ---------        ---------
     Total shareholders' equity                  319,463          304,320
                                                ---------        ---------
                                                $691,974         $690,094
                                                =========        =========
See notes to consolidated financial statements.

                  The Olsten Corporation and Subsidiaries
                     Consolidated Statements of Income
                    (In thousands, except share amounts)
                                (Unaudited)



                                               First Quarter Ended
                                              ---------------------

                                           April 3,             April 4,
                                             1994                 1993
                                           ---------            ---------
    Service sales, franchise fees
      and other income                     $537,483             $515,349

    Cost of services sold                   375,533              353,165
                                           ---------            ---------
      Gross profit                          161,950              162,184

    Selling, general and
      administrative expenses               134,715              139,464

    Interest expense, net (Note 3)            2,155                4,186
                                           ---------            ---------
    Income before income taxes               25,080               18,534

    Income taxes                             10,734                8,187
                                           ---------            ---------
    Net income                             $ 14,346             $ 10,347
                                           =========            =========



    SHARE INFORMATION:

      Net income                           $    .35             $    .26
                                           =========            =========
      Weighted average shares                41,463               39,153
                                           =========            =========

















See notes to consolidated financial statements.

                  The Olsten Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows
                               (In thousands)
                                (Unaudited)


                                                      First Quarter Ended
                                                     ---------------------

                                                  April 3, 1994  April 4, 1993
                                                  -------------  -------------
    OPERATING ACTIVITIES:
      Net income                                     $ 14,346       $ 10,347
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                   6,000          6,427
        Changes in assets and liabilities:
          Accounts receivable                             178        (12,369)
          Current liabilities                           4,260          5,074
          Other, net                                   (8,667)         1,210
                                                     ---------      ---------
    NET CASH PROVIDED BY OPERATIONS                    16,117         10,689

    INVESTING ACTIVITIES:
      Purchases of fixed assets                        (4,276)        (4,815)
      Acquisitions of businesses                         (679)        (1,203)
                                                     ---------      ---------

    NET CASH USED IN INVESTING ACTIVITIES              (4,955)        (6,018)

    FINANCING ACTIVITIES:
      Net proceeds from issuance of convertible
        debentures                                        --         122,488
      Net repayments of line of credit
        agreements                                     (3,000)        (3,000)
      Cash dividends                                   (2,435)        (1,606)
      Issuances of common stock under stock plans       4,013            144
                                                     ---------      ---------

    NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                       (1,422)       118,026
                                                     ---------      ---------
    NET INCREASE IN CASH                                9,740        122,697

    CASH AT BEGINNING OF PERIOD                        24,709         33,297
                                                     ---------      ---------
    CASH AT END OF PERIOD                            $ 34,449       $155,994
                                                     =========      =========









See notes to consolidated financial statements.

                  The Olsten Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements
                               (In thousands)
                                (Unaudited)


1. Accounting Policies
   --------------------

   The consolidated financial statements have been prepared by The Olsten Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for each period presented.

2. Merger with Lifetime Corporation ("Lifetime")
   ---------------------------------------------

   On July 30, 1993, Lifetime merged into the Company. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company were restated for all periods prior to the merger to combine the accounts and operations of the Company and Lifetime.

3. Long-Term Debt
   ---------------

   On April 12, 1994, the Company called for redemption all $14 million of its 11.2% convertible senior subordinated notes, representing the last of the high coupon debt assumed in the Lifetime merger. At the option of the note holders, all $14 million has been converted into 636,109 shares of Class B common stock. In April 1994, the Company paid down $9 million of outstanding debt under its revolving credit agreement. These items are reflected in current liabilities.

   Interest expense, net consists of interest on long-term debt for the quarter of $2.5 million in 1994 and $4.6 million in 1993 offset by interest income from investments of $386,000 and $379,000, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and
        -----------------------------------------------------------------
         Results of Operations.
        -----------------------


Results of Operations
- - ----------------------

Net income for the first quarter increased 39% to $14.3 million, or $.35 per share, compared to $10.3 million or $.26 per share. The increases over 1993 resulted from increased revenues in Staffing Services as clients look to Olsten for flexible staffing alternatives along with the integration of the Olsten Kimberly QualityCare business which resulted in operating efficiencies.

Revenues for the first quarter were $537 million, as compared to $515 million for last year's first quarter. Staffing Services reported increased revenues of 20% which resulted from a gain in hourly volume and increased bill rates. As anticipated, revenues for HealthCare Services were essentially flat as the Company focused on integration activities, consolidated and closed certain offices, eliminated non-profitable business and was impacted by non-recurring revenue adjustments recorded by Lifetime in 1993. Also, the sale of non-strategic health care businesses in the fourth quarter of 1993 affected revenue comparisons.

Costs of services increased $22 million, or 6%, to $376 million for the quarter due primarily to the growth in revenues. As a percentage of revenues, such expenses increased 1.3% to 70% for the quarter. Gross margins as a percentage of revenues decreased to 30.1% for the quarter from 31.5% for last year's first quarter as a result of the faster rate of growth of Staffing Services which operates at lower gross margins than HealthCare Services and the non-recurring revenue adjustments recorded by Lifetime in 1993.

Selling, general and administrative expenses for the first quarter decreased $4.7 million, or 3%, to $134.7 million. As a percentage of revenues, such expenses decreased 2% to 25% for the quarter as a result of the Company's ability to effectively manage operating costs and the operating efficiencies achieved in the integration of Olsten Kimberly QualityCare.

Net interest expense was $2.2 million and $4.2 million for the first quarter of 1994 and 1993, respectively, and primarily reflects borrowing costs on long-term debt offset by interest income on investments. The decrease resulted from repayment of Lifetime double-digit coupon debt in the latter half of 1993.

Liquidity and Capital Resources
- - --------------------------------

Working capital at April 3, 1994, including $34.4 million in cash, was $245 million. The Company has temporarily invested available funds primarily in short-term, interest-bearing investments.

The Company has revolving credit agreements with six banks for up to $200 million in borrowings and letters of credit. At April 3, 1994, there were outstanding borrowings of $31 million and $59 million in standby letters of credit. The Company believes that its levels of working capital and liquidity and its available sources of funds are sufficient to support present operations and to continue to increase its scope of services.

PART II -  OTHER INFORMATION


 Item 6.  Exhibits and Reports on Form 8-K
          ---------------------------------

          (b) The Company has not filed any report on Form 8-K during the period for which this report is filed.

                                 SIGNATURES
                                ------------






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.















                             THE OLSTEN CORPORATION
                                  (REGISTRANT)





Date:  May 16, 1994          By: /s/ Frank N. Liguori
                                 ------------------------------
                                 Frank N. Liguori
                                 Chairman and Chief
                                 Executive Officer



Date:  May 16, 1994          By: /s/ Anthony J. Puglisi
                                 -------------------------------
                                 Anthony J. Puglisi
                                 Senior Vice President - Finance
                                 Chief Financial Officer