Form 10-Q
period 1994-07-03
OLSTEN CORP
filed 1994-08-15
CIK 74386

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

- - ----- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
| X |                       EXCHANGE ACT OF 1934
- - -----
For the quarterly period ended   July 3, 1994
                                ---------------

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

                                           YES      X       NO
                                              -------------   ------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at August 5, 1994
- - ------------------------------------            -----------------------------
Common Stock, $ .10 par value                               31,954,604 shares
Class B Common Stock, $.10 par value                         9,512,355 shares

                                   INDEX
                                  -------





                                                                   Page No.
                                                                  ---------

PART I -  FINANCIAL INFORMATION


 Item 1.  Financial Statements.

          Consolidated Balance Sheets -
          July 3, 1994 (Unaudited) and January 2, 1994                    2

          Consolidated Statements of Income (Unaudited) -
          Quarters and Six Months Ended July 3, 1994 and
          July 4, 1993, respectively                                      3

          Consolidated Statements of Cash Flows
          (Unaudited) - Six Months Ended
          July 3, 1994 and July 4, 1993                                   4

          Notes to Consolidated Financial Statements
          (Unaudited)                                                     5

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.                6-7


PART II - OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders.            8

 Item 6.  Exhibits and Reports on Form 8-K.                               9


SIGNATURES                                                               10

                      PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
        ---------------------

                  The Olsten Corporation and Subsidiaries
                        Consolidated Balance Sheets
                    (In thousands, except share amounts)

   ASSETS                                      July 3, 1994    January 2, 1994
                                               -------------   ---------------
                                                (Unaudited)
   CURRENT ASSETS:
     Cash                                       $ 56,732         $ 24,709
     Receivables, net                            336,189          325,122
     Other current assets                         52,189           56,807
                                                ---------        --------
      Total current assets                       445,110          406,638

   FIXED ASSETS, NET                              62,805           60,185

   INTANGIBLES, NET                              201,597          204,670

   OTHER ASSETS                                   13,095           18,601
                                                ---------        --------
                                                $722,607         $690,094
                                                =========        ========
   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accrued expenses                           $ 97,674         $ 74,251
     Insurance costs                              48,099           45,730
     Payroll and related taxes                    23,988           31,143
     Accounts payable                             10,045           12,597
     Current portion of long-term debt (Note 3)    1,734            1,886
                                                ---------        --------
      Total current liabilities                  181,540          165,607

   LONG-TERM DEBT (Note 3)                       136,000          176,057

   OTHER LIABILITIES                              55,813           44,110

   SHAREHOLDERS' EQUITY:
     Common stock $.10 par value; authorized
       110,000,000 shares; issued 31,920,842 and
       29,976,240 shares, respectively             3,192            2,998
     Class B common stock $.10 par value;
       authorized 50,000,000 shares; issued
       9,533,722 and 10,482,514 shares,
       respectively                                  953            1,048
     Additional paid-in capital                  230,494          211,331
     Retained earnings                           116,110           90,280
     Cumulative translation adjustment            (1,495)          (1,337)
                                                ---------        --------
     Total shareholders' equity                  349,254          304,320
                                                ---------        --------
                                                $722,607         $690,094
                                                =========        ========
See notes to consolidated financial statements.

                  The Olsten Corporation and Subsidiaries
                     Consolidated Statements of Income
                    (In thousands, except share amounts)
                                (Unaudited)



                                 Second Quarter Ended      Six Months Ended
                                 --------------------     -------------------

                                 July 3,     July 4,     July 3,     July 4,
                                 1994        1993        1994        1993
                                 ---------   ---------   ---------   ----------
 Service sales, franchise fees
   and other income              $562,922    $538,970   $1,100,405   $1,054,319

 Cost of services sold            399,316     372,039      774,849      725,204
                                 --------    --------   ----------   ----------
   Gross profit                   163,606     166,931      325,556      329,115

 Selling, general and
   administrative expenses        133,192     143,260      267,907      282,724

 Interest expense, net (Note 3)     2,109       4,950        4,264        9,136
                                 --------    --------   ----------   ----------
 Income before income taxes        28,305      18,721       53,385       37,255

 Income taxes                      11,901       7,936       22,635       16,123
                                 --------    --------   ----------   ----------
 Net income                      $ 16,404    $ 10,785   $   30,750   $   21,132
                                 ========    ========   ==========   ==========



 SHARE INFORMATION:

   Net income                    $    .39    $    .27   $      .74   $      .53
                                 ========    ========   ==========   ==========
   Weighted average shares         41,981      40,157       41,720       39,672
                                 ========    ========   ==========   ==========

















See notes to consolidated financial statements.

                  The Olsten Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows
                               (In thousands)
                                (Unaudited)


                                                        Six Months Ended
                                                     ----------------------

                                                   July 3, 1994   July 4, 1993
                                                   ------------   ------------
    OPERATING ACTIVITIES:
      Net income                                     $ 30,750       $ 21,132
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                  12,127         13,485
        Deferred income taxes                           4,365            302
        Changes in assets and liabilities:
          Accounts receivable and prepaid expenses     (1,692)       (29,653)
          Current liabilities                          15,933         10,078
          Other, net                                    6,679         (1,073)
                                                     ---------      ---------
    NET CASH PROVIDED BY OPERATIONS                    68,162         14,271

    INVESTING ACTIVITIES:
      Purchases of fixed assets                       (10,398)       (12,000)
      Acquisitions of businesses                       (2,018)        (1,363)
                                                     ---------      ---------

    NET CASH USED IN INVESTING ACTIVITIES             (12,416)       (13,363)

    FINANCING ACTIVITIES:
      Net proceeds from issuance of convertible
        debentures                                         --        122,114
      Net repayments of line of credit
        agreements                                    (23,000)        (3,250)
      Cash dividends                                   (4,920)        (3,204)
      Issuances of common stock under stock plans       4,197          1,588
                                                     ---------      ---------
    NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                      (23,723)       117,248
                                                     ---------      ---------
    NET INCREASE IN CASH                               32,023        118,156

    CASH AT BEGINNING OF PERIOD                        24,709         33,297
                                                     ---------      ---------
    CASH AT END OF PERIOD                            $ 56,732       $151,453
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

   In April 1994 and June 1994, the Company paid down $9 million and
   $11 million, respectively, of outstanding debt under its revolving credit agreement.

   Interest expense, net, consists of interest on long-term debt for the quarter of $2.3 million in 1994 and $6.0 million in 1993 offset by interest income from investments of $145,000 and $1.1 million, respectively. Interest expense, net, for the six months was $4.8 million reduced by interest income of $531,000 in 1994 and $10.6 million reduced by interest income of $1.5 million in 1993.

Item 2.  Management's Discussion and Analysis of Financial Condition and
        -----------------------------------------------------------------
         Results of Operations.
        -----------------------

Results of Operations
- - ----------------------

Net income for the second quarter increased 52.1% to $16.4 million, or $.39 per share, compared to $10.8 million or $.27 per share from the second quarter of the prior year. Net income for the first six months of 1994, was $30.8 million, or $.74 per share, a 45.5% increase over the $21.1 million or $.53 per share reported in 1993. The increases over 1993 resulted from increased revenues in Staffing Services as clients looked to Olsten for flexible staffing alternatives along with operating efficiencies resulting from the integration of the Olsten Kimberly QualityCare business.

Revenues increased $24 million or 4.4% to $563 million for the second quarter and $46.1 million or 4.4% to $1.1 billion for the first six months of 1994. Staffing Services reported increased revenues for the second quarter and the six months of 24% and 23%, respectively, due to an expanding economy and our strategic role in generating creative staffing solutions for companies which are realigning their operations to become more globally competitive and efficient. As anticipated, revenues for HealthCare Services were essentially flat as the Company focused on integration activities, consolidated and closed certain offices, and eliminated unprofitable business. In addition, the results were impacted by non-recurring revenue adjustments recorded by Lifetime in 1993 and the sale of non-strategic healthcare businesses in the fourth quarter of that year.

Costs of services increased $27.3 million, or 7.3%, to $399 million for the quarter and $49.6 million or 6.9% to $775 million for the six months of 1994 due primarily to the growth in revenues. As a percentage of revenues, such expenses increased 1.9% to 71% for the quarter and 1.6% to 70.4% for the six months of 1994. Gross margins as a percentage of revenues decreased to 29.1% for the quarter from 31% for last year's second quarter and decreased to 29.6% from 31.2% for last year's six months. This resulted from the faster rate of growth of Staffing Services which operates at lower gross margins than HealthCare Services, the non-recurring revenue adjustments recorded by Lifetime in 1993, and the sale of selected businesses in the latter part of that year.

Selling, general and administrative expenses decreased $10.1 million, or 7%, to $133.2 million for the second quarter and $14.8 million or 5.2% to $267.9 million for the six months. As a percentage of revenues, such expenses decreased 2.9% to 23.7% for the second quarter and 2.5% to 24.3% for the six months as a result of the Company's ability to effectively manage operating costs and the operating efficiencies achieved in the integration of Olsten Kimberly QualityCare.

Net interest expense was $2.1 million and $5 million for the second quarters of 1994 and 1993, respectively, and $4.3 million as compared to $9.1 million for the six month periods in 1994 and 1993, respectively. This primarily reflects borrowing costs on long-term debt offset by interest income on investments. The decrease resulted from repayment of Lifetime double-digit coupon debt in the latter half of 1993 and in the second quarter of 1994.

Liquidity and Capital Resources
- - --------------------------------

Working capital at July 3, 1994, including $56.7 million in cash, was $263.6 million. The Company has temporarily invested available funds primarily in short-term, interest-bearing investments.

The Company has revolving credit agreements with six banks for up to $200 million in borrowings and letters of credit. At July 3, 1994, there were outstanding borrowings of $11 million and $59 million in standby letters of credit. The Company believes that its levels of working capital and liquidity and its available sources of funds are sufficient to support present operations and to continue to increase its scope of services.

PART II -  OTHER INFORMATION
 Item 4.  Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------
          (a) The Annual Meeting of Shareholders of the Company was held on April 29, 1994.
          (c)     (i)     At the Annual Meeting, shareholders elected
          directors of the Company by votes as follows:

          Name of Director         Votes For         Votes Withheld
          -----------------        -----------       --------------
          Allan Tod Gittleson      25,912,143           93,039
          Andrew N. Heine          93,400,870           12,450
          Frank N. Liguori         93,400,240           13,080
          John M. May              25,918,309           86,873
          Miriam Olsten            93,399,860           13,460
          Stuart Olsten            93,401,070           12,250
          Richard J. Sharoff       93,401,070           12,250
          Raymond S. Troubh        93,399,960           13,360

                  (ii) At the Annual Meeting, shareholders voted upon a proposal to approve the Company's 1994 Stock Incentive Plan. The votes were as follows:

   Votes For         Votes Against         Abstentions       Broker Non-Votes
  -----------        -------------         -----------       ----------------
  115,503,362          2,926,604             203,703             784,833

                  (iii) At the Annual Meeting, shareholders voted upon a proposal to approve an amendment to the Company's 1984 Non-Qualified Stock Option Plan. The votes were as follows:

   Votes For         Votes Against         Abstentions       Broker Non-Votes
  -----------        -------------         -----------       ----------------
  116,220,041          2,268,639             219,963             679,859

                  (iv) At the Annual Meeting, shareholders voted upon a proposal to approve an incentive award under the Company's Incentive Restricted Stock Plan. The votes were as follows:

   Votes For         Votes Against         Abstentions       Broker Non-Votes
  -----------        -------------         -----------       ----------------
  114,111,925          4,307,845             213,899             784,833

                  (v) At the Annual Meeting, shareholders voted upon a proposal to approve the Company's Executive Officer Bonus Plan. The votes were as follows:

   Votes For         Votes Against         Abstentions       Broker Non-Votes
  -----------        -------------         -----------       ----------------
  117,727,810          1,417,660             172,733             100,299

                  (vi) At the Annual Meeting, shareholders voted upon a proposal to ratify and approve the appointment by the Board of Directors of Coopers & Lybrand as independent auditors for the Company for its 1994 fiscal year. The votes were as follows:

   Votes For         Votes Against         Abstentions       Broker Non-Votes
  -----------        -------------         -----------       ----------------
  119,157,251            145,287             115,964                 -0-

 Item 6.  Exhibits and Reports on Form 8-K.
          ---------------------------------

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















                             THE OLSTEN CORPORATION
                                  (REGISTRANT)





Date:  August 15, 1994       By: /s/ Frank N. Liguori
                                 ------------------------------
                                 Frank N. Liguori
                                 Chairman and Chief
                                 Executive Officer



Date:  August 15, 1994       By: /s/ Anthony J. Puglisi
                                 -------------------------------
                                 Anthony J. Puglisi
                                 Senior Vice President - Finance
                                 Chief Financial Officer