Form 10-Q
period 1994-10-02
OLSTEN CORP
filed 1994-11-14
CIK 74386

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

- - ----- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
| X |                       EXCHANGE ACT OF 1934
- - -----
For the quarterly period ended  October 2, 1994
                                ---------------

                         Commission File No. 0-3532
                                            --------

                           THE OLSTEN CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           DELAWARE                                      13-2610512
- - -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)



175 Broad Hollow Road, Melville, New York                   11747
- - ----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code     (516) 844-7800
                                                     -------------------


One Merrick Avenue, Westbury, New York 11590
- - --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           YES      X       NO
                                              -------------   ------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at November 9, 1994
- - ------------------------------------         --------------------------------
Common Stock, $ .10 par value                               32,216,274 shares
Class B Common Stock, $.10 par value                         9,268,705 shares

                                   INDEX
                                  -------





                                                                   Page No.
                                                                  ---------

PART I -  FINANCIAL INFORMATION


 Item 1.  Financial Statements.

          Consolidated Balance Sheets -
          October 2, 1994 (Unaudited) and January 2, 1994                 2

          Consolidated Statements of Income (Unaudited) -
          Quarters and Nine Months Ended October 2, 1994 and
          October 3, 1993, respectively                                   3

          Consolidated Statements of Cash Flows
          (Unaudited) - Nine Months Ended
          October 2, 1994 and October 3, 1993                             4

          Notes to Consolidated Financial Statements
          (Unaudited)                                                     5

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.                6-7


PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K.                               8


SIGNATURES                                                                9

                      PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
        ---------------------

                  The Olsten Corporation and Subsidiaries
                        Consolidated Balance Sheets
                    (In thousands, except share amounts)

   ASSETS                                    October 2, 1994   January 2, 1994
                                             ---------------   ---------------
                                                (Unaudited)
   CURRENT ASSETS:
     Cash                                       $ 66,847         $ 24,709
     Receivables, net                            332,762          325,122
     Other current assets                         39,425           56,807
                                                ---------        --------
      Total current assets                       439,034          406,638

   FIXED ASSETS, NET                              70,291           60,185

   INTANGIBLES, NET                              198,994          204,670

   OTHER ASSETS                                   13,331           18,601
                                                ---------        --------
                                                $721,650         $690,094
                                                =========        ========
   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accrued expenses                           $ 95,775         $ 74,251
     Insurance costs                              49,542           45,730
     Payroll and related taxes                    22,361           31,143
     Accounts payable                              7,886           12,597
     Current portion of long-term debt (Note 3)     --              1,886
                                                ---------        --------
      Total current liabilities                  175,564          165,607

   LONG-TERM DEBT (Note 3)                       125,000          176,057

   OTHER LIABILITIES                              54,391           44,110

   SHAREHOLDERS' EQUITY:
     Common stock $.10 par value; authorized
       110,000,000 shares; issued 32,257,535 and
       29,976,240 shares, respectively             3,226            2,998
     Class B common stock $.10 par value;
       authorized 50,000,000 shares; issued
       9,226,297 and 10,482,514 shares,
       respectively                                  923            1,048
     Additional paid-in capital                  231,449          211,331
     Retained earnings                           131,809           90,280
     Cumulative translation adjustment              (712)          (1,337)
                                                ---------        --------
     Total shareholders' equity                  366,695          304,320
                                                ---------        --------
                                                $721,650         $690,094
                                                =========        ========
See notes to consolidated financial statements.

                  The Olsten Corporation and Subsidiaries
                     Consolidated Statements of Income
                    (In thousands, except share amounts)
                                (Unaudited)

                                  Third Quarter Ended      Nine Months Ended
                                 --------------------     -------------------
                                October 2,  October 3,  October 2,  October 3,
                                1994        1993        1994        1993
                                ---------   ---------   ---------   ----------
Service sales, franchise fees
  and other income              $578,299    $556,675   $1,678,704   $1,610,994

Cost of services sold            407,760     387,878    1,182,608    1,113,082
                                --------    --------   ----------   ----------
  Gross profit                   170,539     168,797      496,096      497,912

Selling, general and
  administrative expenses        138,325     140,562      406,232      423,287

Interest expense, net (Note 3)     1,024       5,037        5,288       14,171

Merger and integration costs        --        80,911         --         80,911
                                --------     --------   ----------   ----------
Income (loss) before income
  taxes and extraordinary charge  31,190     (57,713)      84,576      (20,457)

Income taxes (benefit)            13,006     (11,510)      35,641        4,614
                                --------    --------   ----------   ----------
Income/(loss) before
  extraordinary charge            18,184     (46,203)      48,935      (25,071)

Extraordinary charge, net           --       (14,668)        --        (14,668)
                                --------    --------   ----------   ----------
Net income (loss)               $ 18,184    $(60,871)  $   48,935   $  (39,739)
                                ========    ========   ==========   ==========
SHARE INFORMATION:
- - ------------------

  Income (loss) before
    extraordinary charge        $    .43    $  (1.14)  $     1.17   $     (.63)

    Extraordinary charge        $   --      $   (.36)  $     --     $     (.36)
                                --------    --------   ----------   ----------
  Net income (loss)             $    .43    $  (1.50)  $     1.17   $     (.99)
                                ========    ========   ==========   ==========
 Weighted average shares          42,285      40,665       41,990       39,992
                                ========    ========   ==========   ==========










See notes to consolidated financial statements.

                  The Olsten Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows
                               (In thousands)
                                (Unaudited)


                                                       Nine Months Ended
                                                     ----------------------

                                                October 2, 1994 October 3, 1993
                                                --------------- ---------------
    OPERATING ACTIVITIES:
      Net income                                     $ 48,935       $(39,739)
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                  18,281         19,339
        Extraordinary charge, net                        --           14,668
        Deferred income taxes                           3,634         (9,908)
        Changes in assets and liabilities:
          Accounts receivable and prepaid expenses      9,742        (41,441)
          Current liabilities                           9,957         53,612
          Other, net                                   12,743         12,407
                                                     ---------      ---------
    NET CASH PROVIDED BY OPERATIONS                   103,292          8,938

    INVESTING ACTIVITIES:
      Purchases of fixed assets                       (22,115)       (25,409)
      Acquisitions of businesses                       (2,199)        (2,001)
                                                     ---------      ---------

    NET CASH USED IN INVESTING ACTIVITIES             (24,314)       (27,410)

    FINANCING ACTIVITIES:
      Net repayments of line of credit
        agreements                                    (34,000)        (3,797)
      Cash dividends                                   (7,406)        (5,586)
      Issuances of common stock under stock plans       4,566          5,156
      Net proceeds from issuance of convertible
        debentures                                       --          122,114
      Retirement of long-term debt                       --          (21,821)
                                                     ---------      ---------
    NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                      (36,840)        96,066
                                                     ---------      ---------
    NET INCREASE IN CASH                               42,138         77,594

    CASH AT BEGINNING OF PERIOD                        24,709         33,297
                                                     ---------      ---------
    CASH AT END OF PERIOD                            $ 66,847       $110,891
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

   As of October 2, 1994 the Company paid down the entire outstanding debt of $34 million under its revolving credit agreement.

   Interest expense, net, consists of interest on long-term debt for the quarter of $1.9 million in 1994 and $5.9 million in 1993 offset by interest income from investments of $830 thousand and $901 thousand, respectively. Interest expense, net, for the nine months was $6.6 million reduced by interest income of $1.4 million in 1994 and $16.5 million reduced by interest income of $2.3 million in 1993.

Item 2.  Management's Discussion and Analysis of Financial Condition and
        -----------------------------------------------------------------
         Results of Operations.
        -----------------------

Results of Operations
- - ----------------------
Third quarter and nine-month results reflect the combined results of Olsten Corporation (the "Company") and Lifetime Corporation ("Lifetime"), pursuant to the merger completed on July 30, 1993, which was accounted for as a pooling of interests. Comparisons with prior year are based on restated combined results. Results for the third quarter and nine months of 1993 reflect merger related charges consisting of transaction costs, compensation and severance costs, asset writedowns, and integration costs, as well as an extraordinary charge for debt prepayment fees, net of taxes.

Net income comparisons are exclusive of the merger-related and extraordinary charges incurred in both periods of 1993. Net income before merger-related costs for the third quarter increased 46.1% to $18.2 million, or $.43 per share, compared to $12.4 million or $.31 per share in the third quarter of 1993. For the first nine months of 1994, operating income was $48.9 million, or $1.17 per share, a 45.7% increase over the $33.6 million or $.84 per share, reported in 1993. The increases over 1993 resulted from increased revenues in Staffing Services as clients looked to Olsten for flexible staffing alternatives along with operating efficiencies resulting from the integration of the Olsten Kimberly QualityCare business.

Revenues increased $21.6 million or 3.9% to $578.3 million for the third quarter and $67.7 million or 4.2% to $1.7 billion for the first nine months of 1994. Staffing Services revenues for the third quarter and the nine months grew 23% due to an expanding role in providing staffing solutions to companies that are restructuring and reengineering, and due to an improving economy that is marked by rising demand for assignment employees. As anticipated, revenues for HealthCare Services declined as a result of the sale and transfer of certain health care businesses, the consolidation and closing of certain offices, and the elimination of unprofitable business.

Costs of services increased $19.9 million, or 5.1%, to $407.8 million for the quarter and $69.5 million or 6.2% to $1.2 billion for the nine months of 1994 due primarily to the growth in revenues. As a percentage of revenues, such expenses increased 0.8% to 70.5% for the quarter and 1.4% to 70.5% for the nine months of 1994. Gross margins as a percentage of revenues decreased to 29.5% for the quarter from 30.3% for last year's third quarter and decreased to 29.6% from 30.9% for last year's nine months. This resulted from the faster rate of growth of Staffing Services which operates at lower gross margins than HealthCare Services, the non-recurring revenue adjustments recorded by Lifetime in 1993, and the sale of selected businesses in the latter part of that year.

Selling, general and administrative expenses decreased $2.2 million, or 1.6%, to $138.3 million for the third quarter and $17.1 million or 4% to $406.2 million for the nine months. As a percentage of revenues, such expenses decreased 1.4% to 23.9% for the third quarter and 2.1% to 24.2% for the nine months as a result of the Company's ability to effectively manage operating costs and the operating efficiencies achieved in the integration of Olsten Kimberly QualityCare.

Net interest expense was $ 1 million and $5 million for the third quarters of 1994 and 1993, respectively, and $5.3 million as compared to $14.2 million for the nine month periods in 1994 and 1993, respectively. This primarily reflects borrowing costs on long-term debt offset by interest income on investments. The decrease resulted from repayment of Lifetime double-digit coupon debt in the latter half of 1993 and in the second quarter of 1994.


Liquidity and Capital Resources
- - --------------------------------

Working capital at October 2, 1994, including $66.8 million in cash, was $263.5 million. The Company has temporarily invested available funds primarily in short-term, interest-bearing investments.

The Company has revolving credit agreements including letters of credit totaling $200 million with a consortium of banks. At October 2, 1994, there were no outstanding borrowings against the revolver and $63 million in standby letters of credit. The Company believes that its levels of working capital and liquidity and its available sources of funds are sufficient to support present operations and to continue to increase its scope of services.

 Item 6.  Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a) The following exhibit is filed herewith:
              Exhibit 27 - Financial Data Schedule

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















                             THE OLSTEN CORPORATION
                                  (REGISTRANT)





Date:   November 14, 1994       By: /s/ Frank N. Liguori
                                 ------------------------------
                                 Frank N. Liguori
                                 Chairman and Chief
                                 Executive Officer



Date:   November 14, 1994       By: /s/ Anthony J. Puglisi
                                 -------------------------------
                                 Anthony J. Puglisi
                                 Senior Vice President - Finance
                                 Chief Financial Officer

                                  EXHIBIT INDEX




                     Exhibit 27 - Financial Data Schedule