Form 10-K
OLSTEN CORP
filed 1995-03-31
CIK 74386

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-K

-----   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
| X |                EXCHANGE ACT OF 1934 [FEE REQUIRED]
-----
For the fiscal year ended  January 1, 1995
                           ---------------

                         Commission File No. 0-3532
                                            --------

                           THE OLSTEN CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           DELAWARE                                      13-2610512
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)



175 Broad Hollow Road, Melville, New York            11747-8905
------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code     (516) 844-7800
                                                     -------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
        Title of each class                      on which registered
        -------------------                      ---------------------
    Common Stock, $.10 par value                 New York Stock Exchange
    Class B Common Stock Purchase Warrants       New York Stock Exchange
    4-7/8% Convertible Subordinated Debentures   New York Stock Exchange
        due 2003

Securities registered pursuant to Section 12(g) of the act:

                      Class B Common Stock, $.10 par value
                      ------------------------------------
                               (Title of class)








                          [Cover page 1 of 2 pages]

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

                       YES      X       NO
                          -------------   ------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Registrant's voting stock (Common Stock and Class B Common Stock, assuming conversion of Class B Common Stock into Common Stock on a share for share basis) held by nonaffiliates of Registrant, as of March 10, 1995, was $1,031,623,788 based on the closing price of the Common Stock on the New York Stock Exchange on such date.

The number of shares outstanding of Registrant's Common Stock and Class B Common Stock, as of March 10, 1995, were 32,436,556 shares and 9,254,716 shares, respectively.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------
          Proxy Statement for 1995 Annual Meeting of Shareholders of Registrant. Certain information to be included therein is incorporated by reference into PART III hereof.




























                          [Cover page 2 of 2 pages]

                                    PART I

Item 1.  Business.

General

         Olsten Corporation (herein, together with its subsidiaries unless the context otherwise requires, generally referred to as "Registrant") was incorporated in Delaware in 1967 as the successor to a business founded in 1950.

On July 30, 1993, Lifetime Corporation merged into Registrant.  The merger was accounted for as a pooling of interests and materially increased Registrant's health care business.

         Registrant operates through subsidiaries principally under the trade names "Olsten Kimberly QualityCare" and "Olsten Staffing Services" and engages in and derives substantially all of its revenues from two industry segments,

HealthCare Services and Staffing Services. Registrant furnishes, through offices operated or licensed by it and its subsidiaries or pursuant to franchises granted by Registrant, health care personnel ("caregivers") in home, health care facility and business settings and temporary personnel ("assignment employees")

to business, industry and government.  Registrant also provides management services for hospital-based home health agencies and, through its ASB Meditest subsidiary, provides on-site diagnostic and paramedical examination services for insurance, corporate and government clients.  A full range of permanent and temporary placement services are also offered in Great Britain through

Registrant's Office Angels subsidiary.  Registrant's owned, licensed and franchised operations conduct business through approximately 1,200 offices in

50 states, the District of Columbia, Puerto Rico, the Canadian provinces of

Alberta, British Columbia, Manitoba, New Brunswick, Newfoundland, Nova Scotia,

Ontario and Quebec, Great Britain and Mexico.

         Selected financial information relating to Registrant's industry segments is contained herein in Note 9 of Notes to Consolidated Financial

Statements.

         Systemwide HealthCare and Staffing sales accounted for approximately

47% and 53%, respectively, of Registrant's 1994 systemwide sales, approximately

54% and 46%, respectively, of Registrant's 1993 systemwide sales and approximately 58% and 42%, respectively, of Registrant's 1992 systemwide sales.

Systemwide sales represent all services and home care visits provided by or through Registrant's entire network, including Registrant, licensed and franchised offices and hospital-based home health agencies under management.

         In HealthCare Services, Registrant provides home health care through

Registrant's licensed health care personnel, such as registered nurses, offering a broad range of services, including physician-prescribed skilled nursing treatments, patient and family education, case management, pediatric and perinatal care, physical, occupational, neurological and speech therapies,

intravenous administration of drugs, nutrients and other solutions, and rehabilitation.  Through its clinical pharmacy network, Registrant has the ability to deliver nutrients and medications utilized in certain of its home health care services.  Home health care provided by Registrant's unlicensed personnel, such as home health aides and homemakers, may involve assistance with personal hygiene, feeding, dressing, preparation of meals and light housekeeping.  In carrying out supplemental institutional staffing, Registrant's health care professionals perform services for hospitals, nursing homes, clinics and other health care facilities and furnish business and industry with specialized staffing.  Health care institutions use supplemental staffing for peak periods, illnesses and vacations, helping these facilities control employee costs.

         Factors that Registrant believes have contributed to the development of home health care in particular include institutional, governmental and third-

party payor recognition that home health care is a cost-effective alternative to lengthy, more expensive institutional care; an aging population;

creasing consumer awareness and interest in home health care; the psychological benefits of recuperating from an illness or accident in one's own home; and

advanced technology that allows more health care procedures to be provided at home instead of only in hospital settings.  Of Registrant's systemwide

HealthCare sales, approximately 38% is attributable to Medicare cost reimbursement.  The federal government, in terms of its Medicare program, and various states where Registrant operates have enacted laws and regulations that affect the provision of home health care services by Registrant, including reimbursement for such services.

         Registrant is expanding its health care service delivery capabilities through hospital management contracts to manage hospital home health operations in exchange for management fees.  In 1994, Registrant entered into hospital management contracts with, among others, Columbia/HCA Healthcare Corporation whereby Registrant manages certain of that Corporation's hospital-based home health agencies in Florida and provides patients with a comprehensive range of home health care services.

         Registrant is also actively pursuing relationships with managed care organizations as a provider and is expanding its capabilities as a home health managed care delivery network.  In this role, Registrant manages and contracts for all home health care services.  Registrant's nationwide office network and the quality, range and cost-effectiveness of its services are important factors as it seeks opportunities in the managed care delivery network.  In its managed care relationships, Registrant offers the direct and managed provision of care as a single gatekeeper, thereby optimizing utilization.

         In Staffing Services, Registrant provides assignment employees in more then 300 skill categories in the following broad service areas:  general office and administrative services, office automation, accounting,

production/assembly/distribution, technical, legal support, records management,

marketing support and telemarketing.  Registrant furnishes assignment employees who provide accounting services to business and industry under the trade name

"Olsten Professional Accounting Services."

         In general, Registrant obtains clients through personal sales presentations, telephone marketing calls, direct mail solicitation, referrals from other clients and advertising in a variety of local and national media,

including the Yellow Pages, newspapers, magazines and trade publications.

Registrant's marketing efforts for HealthCare Services also involve personal contact with case managers for managed health care programs, such as those involving Health Maintenance Organizations (HMOs) and Preferred Provider

Organizations (PPOs), physicians and their staffs, hospital discharge planners,

nursing home supervisors, insurance company representatives and employers with self-funded employee health benefit programs.

         By supplying an auxiliary work force to its Staffing Services clients,

Registrant believes it affords them economies and flexibility in meeting their requirements for peak periods caused by such recurring factors as seasonal demands, inventories, month-end requirements and vacations and such unpredictable factors as special projects, marketing promotions, illnesses and emergencies.  Assignments of personnel may be for hours, days, weeks, months or longer periods.

         Utilization of assignment employees has become a valuable and recognized management tool for many companies to convert fixed costs to variable costs, especially in view of corporate reengineering and restructuring in a more competitive global environment.  With the availability of such services, a client can maintain on a cost-effective basis a core level of permanent personnel required by normal business activities which may not expand much even as business conditions improve.  The expense and inconvenience to a client of hiring additional permanent employees for assignments of a limited duration,

including advertising, interviewing and testing, are eliminated.  The use of

Registrant's services also enables clients to eliminate the record keeping, payroll taxes, insurance and administrative costs usually associated with permanent personnel.  A client pays only for actual hours worked by

Registrant's assignment employees and may terminate their services immediately upon completion of the job assignment without the adverse effects of lay-offs.

         In Staffing Services, Registrant is pursuing outsourcing service relationships with client companies.  Outsourcing, which is becoming increasingly important to Registrant, typically involves an arrangement between a personnel staffing company and the client, with the staffing company moving management personnel on site at the client to coordinate temporary staffing from within or with the staffing company taking some or all of the responsibility for the supply, supervision and operation of personnel for whole departments within

a client.   Registrant's services may also include customized training, billing and electronic information exchange programs for its clients. Outsourcing can enable a client to better manage personnel expenses and can save a client time and money by reducing its employee recruitment and training efforts,

particularly if the client is experiencing a high employee turnover rate.

Registrant, through its Partnership Program SM services with major corporate clients, recruits, trains and manages large groups of employees, allowing its clients to better focus on their core businesses.

         Registrant believes that its success in furnishing caregivers and assignment employees is based, among other factors, on its reputation for quality and its extensive office network.  Registrant utilizes an established system of procedures aimed at custom matching its assignment employees to the specific requirements of its clients.  Registrant has implemented an interviewing and evaluation process that determines the level of skills of its caregivers and assignment employees and aids in their proper selection and placement.  Thereafter, the employees' performance is reviewed with the client to provide quality control.  Registrant empowers its branch managers and branch directors with a high level of responsibility, providing strong incentives to manage the business effectively at the local level--one of the central ingredients in a business where relationships are vital for success.

         There is no one client that accounts for as much as 10% of Registrant's revenues.  In the opinion of Registrant, its business is not seasonal to any material degree.  Except for the expansion of management services for hospital-

based home health agencies and services as a home health care delivery network manager, there have not been any significant changes in the kinds of services rendered or methods of distribution of Registrant since the end of the last fiscal year.

         Registrant's caregivers and assignment employees, as well as the employees of other firms providing similar services, are paid weekly for their services while payments are generally received from customers within five to ten weeks on average of the related billings for such services.  Consequently, as new offices are established or acquired, or as existing offices expand, there is an ongoing requirement for cash resources to fund current operations as well as to provide for the expansion of the business.

         Registrant has grown and is pursuing expansion opportunities through the acquisition of companies, the opening of additional Registrant-owned and licensed area representative offices and through the development and extension of specialized services, particularly health care, office automation, accounting and technical services.


Franchise Operations

         Approximately 105 offices were operated by nine franchisees under franchises granted by Registrant.  Franchisees, most of whom provide only

Staffing Services, have the exclusive right to market and furnish assignment employees within a designated geographic area using Registrant's trade names,

service marks, advertising materials, sales programs, manuals and forms.

Franchisees receive training from Registrant, attend seminars, participate in marketing programs and utilize Registrant's sales literature.  Registrant has established operating procedures and standards to be followed by its franchisees. Registrant provides franchisees with billing, payroll and other data processing systems and services and offers them accounts receivable financing.  Registrant also assists its franchisees in obtaining business from its national accounts and through its national and cooperative local advertising.

         Franchisees operate their businesses autonomously within the framework of Registrant's policies and standards, and recruit, employ and pay their own permanent and assignment employees.  Registrant receives royalty fees from each franchise based upon its gross franchise sales.  Royalty fees generally start at 5% of gross franchise sales and decrease based upon volume.  Sales by franchisees to their clients are not included in Registrant's service sales.

Franchise agreements are generally for a term of ten years and typically are renewable at the option of the franchisee for five additional five-year terms.

Registrant may terminate a franchise if the franchisee fails to meet

Registrant's standards or otherwise breaches the franchise agreement.

Registrant is not granting new franchises and has not granted any since 1980.


Licensed Area Representative Operations

         Approximately 90 offices were operated by 60 licensed area representatives.  Substantially all of these offices provided only Staffing

Services.  A licensed area representative is a person authorized by Registrant to operate Registrant's Staffing Services business within an exclusive marketing area.  The agreements governing licensed area representative operations do not have a stated term.  The licensed area representative does not have an ownership interest in the business but receives approximately 50% of the office's gross profit margin in the form of commissions, which are reflected in Registrant's selling, general and administrative expenses.  The licensed area representative is responsible for the office's operating expenses, such as rent, utilities and permanent staff salaries, and Registrant is responsible for the assignment employee wages and related payroll taxes and insurances.  Registrant also provides national advertising, shares in the costs of certain local advertising, conducts training seminars and furnishes operating manuals, automated payroll systems, forms, sales materials and basic supplies to the licensed area representatives.

         Licensed area representatives are required to observe Registrant's operating procedures and standards and act for Registrant in recruiting,

screening, classifying and employing assignment employees.  The licensed area representatives solicit orders for assignment employees from clients and assign

Registrant's assignment employees to clients in response to such orders.

Registrant's experience has shown that licensing is a more profitable method of operation than franchising.


Source and Availability of Personnel

         Caregivers and assignment employees are recruited through advertising in local and, to a lesser extent, national media.  In addition, a substantial portion of new employees is obtained through referrals by other employees of

Registrant.  Registrant interviews, screens, checks references and evaluates the skills of applicants for employment, utilizing systems and procedures that it has developed and enhanced over the years.  Caregivers and assignment employees are generally employed by Registrant on an as-needed basis dependent upon client demand.  Registrant's employees are paid by Registrant only for time they actually work, subject to a four-hour daily minimum on the days they work.

Although conditions may vary in different areas of the country and with respect to different skill categories, caregivers and assignment employees were generally less available during 1994 than they were in the preceding year.


Importance and Effect of Trademarks Held

         Various trademarks are registered with the United States Patent and

Trademark Office protecting the name OLSTEN (R).  Other marks that are registered and utilized in Registrant's business include MATURE ADVANTAGE (R),

PRECISE (R), PROFILER (R) and THE WORKING SOLUTION (R). Under current law, these federal trademark registrations can be renewed indefinitely. National advertising and usage have, in the belief of Registrant, given significance to these marks in the United States and Canada.


Competitive Position

         The HealthCare Services and Staffing Services provided by Registrant also are provided by several companies which operate, as Registrant does,

nationally throughout the United States and by numerous regional and local firms and are highly competitive.  Unlike Registrant, such companies and firms usually provide either HealthCare Services or Staffing Services, but not both.

Registrant believes that it is North America's largest provider of home health care services and third largest provider of staffing services.

         The principal methods of competing are availability of personnel,

quality of services and the price of such services.  Registrant believes that its favorable competitive position is attributable to its early industry entry,

to its widespread office network and to the consistently high quality and targeted services it has provided over the years to its clients, as well as to its screening and evaluation procedures, its training programs and its employee retention techniques.


Number of Persons Employed

         At January 1, 1995, Registrant employed approximately 7,900 permanent employees and during 1994 employed approximately 550,000 caregivers and assignment employees.  In addition, Registrant's franchisees employed approximately 600 permanent employees as well as approximately 90,000 assignment employees during 1994.  Employees of franchisees are not Registrant's employees.

         As the employer of its caregivers and assignment employees, Registrant is responsible for and pays the employer's share of Social Security taxes,

federal and state unemployment taxes, workers' compensation insurance and other similar costs.  Wages are paid to caregivers and assignment employees by

Registrant on an hourly basis and may vary in different geographic areas to give effect to prevailing wages paid for particular skills in the community where the services are performed.  Registrant believes that its relationships with its employees are generally good.

         All caregivers and assignment employees of Registrant are covered by general liability insurance and by a fidelity bond maintained by Registrant.

In addition, caregivers are covered by professional medical liability insurance.

Registrant believes that its insurance coverages are adequate for the purposes of its business.



Operations in Great Britain, Canada and Mexico

         Registrant, through its Office Angels subsidiary, operated approximately 45 offices in Great Britain to provide temporary and permanent placement services.  Registrant, through subsidiaries, operated approximately

20 offices to provide assignment employees and 15 offices to provide caregivers in Canada.  In addition, five  Canadian offices were operated by licensed area

representatives to provide caregivers.    In 1994 Registrant acquired a majority

interest in a Mexican staffing services company, now called Olsten STAFF, which operates three offices in Mexico.  The British, Canadian and Mexican operations do not account for a significant percentage of Registrant's assets, revenues or net income.



Item 2.  Properties.

         The international corporate headquarters of Registrant are located at

175 Broad Hollow Road, Melville, New York.  The building in which the headquarters are located is owned by Registrant through a subsidiary and contains approximately 120,000 square feet of office space.

         The leases for the operating offices utilized by Registrant's subsidiaries expire at various dates. Registrant believes that such facilities are adequate for its immediate needs. Registrant does not anticipate that it will have any problem obtaining additional space if needed in the future.



Item 3.  Legal Proceedings.

         There are no material pending legal proceedings to which Registrant or any of its subsidiaries is a party.



Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of Registrant's 1994 fiscal year.



Item 4(a).  Executive Officers of Registrant.

         The following table sets forth certain information regarding each of the executive officers of Registrant:


                       Executive       Expiration
                        Officer         of Term    Positions and Offices
Name                     Since   Age   of Office      with Registrant
----                   --------- ---   ----------  ---------------------

Frank N. Liguori         1976    48   April 1995  Chairman of the Board and
                                                  Chief Executive Officer

Stuart Olsten            1987    42   April 1995  President and
                                                  Vice Chairman

Robert A. Fusco          1992    44   April 1995  Executive Vice President and
                                                  President, Olsten Kimberly
                                                  QualityCare

Richard A. Piske, III    1993    46   April 1995  Executive Vice President and
                                                  President, Olsten Staffing
                                                  Services

Gerald J. Kapalko        1993    48   April 1995  Executive Vice President


William P. Costantini    1992    47   April 1995  Senior Vice President and
                                                  General Counsel

Anthony J. Puglisi       1993    45   April 1995  Senior Vice President-
                                                  Finance and Treasurer

         Frank N. Liguori has been Chairman of the Board of Registrant since February 1992 and its Chief Executive Officer since April 1990. He was Vice Chairman of Registrant from April 1990 to February 1992, President of Registrant from January 1986 to April 1990 and its Chief Operating Officer from April 1983 to April 1990.

         Stuart Olsten has been Vice Chairman of Registrant since August 1994 and President of Registrant since April 1990. He was Chief Operating Officer of Registrant from April 1990 through July 1993 and was Executive Vice President of Registrant from November 1987 to April 1990.

         Robert A. Fusco has been Executive Vice President of Registrant since January 1992 and President, Olsten Kimberly QualityCare, since July 1993. He was General Manager, Olsten HealthCare, from January 1992 to July 1993. From November 1990 to December 1991, Mr. Fusco was Senior Vice President of Olsten HealthCare. From September 1989 to November 1990, he was President of Protocare, Inc., a provider of home infusion therapy services.

         Richard A. Piske, III has been Executive Vice President of Registrant and President, Olsten Staffing Services, since September 1993. From March 1990 to September 1993, he was Senior Vice President - Southeast Division of Registrant and was Vice President - Southeast Division from October 1989 to March 1990.

         Gerald J. Kapalko has been Executive Vice President of Registrant since July 1993. From August 1987 to July 1993, he was Senior Vice President - Corporate Development of Registrant.

         William P. Costantini has been Senior Vice President and General Counsel of Registrant since June 1992. For more than five years prior thereto, he was Vice President, General Counsel and Secretary of GEO International Corporation, which had holdings in oil field services, quality assurance and graphic arts.

         Anthony J. Puglisi has been Senior Vice President-Finance and Treasurer of Registrant since April 1993. From December 1988 to April 1993, he was Chief Financial Officer of NMB (USA) Inc., a high technology manufacturer, and was President of IMC Magnetics Corp. from July 1988 to April 1993.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

         Market Information

         Registrant has outstanding two classes of common equity securities:

Common Stock and Class B Common Stock.  Registrant's Common Stock (symbol OLS)

has been listed on the New York Stock Exchange since December 15, 1994. Prior thereto it was listed on the American Stock Exchange.  The following table sets forth the high and low prices of the Common Stock for each quarter during fiscal

1994 and 1993, as reported by the applicable Exchange:

                                    1994                  1993
-----------------------------------------------------------------------
                               High        Low       High       Low
                               ----        ---       ----       ---
1st Quarter                  $34-7/8     $28-1/8    $32       $24-7/8
2nd Quarter                   34-3/8      29         30        22-1/8
3rd Quarter                   37-3/4      31         31-1/4    25
4th Quarter                   38-7/8      28-7/8     30        25-1/8
-----------------------------------------------------------------------

         There is no established public trading market for Registrant's Class

B Common Stock, which is subject to significant restrictions on sale.

Registrant's Class B Common Stock, which has ten votes per share, is convertible at any time on a share for share basis into Registrant's Common Stock, which has one vote per share.

         Holders

         On March 17, 1995 there were approximately 1,290 holders of record of

Registrant's Common Stock (including brokerage firms holding Registrant's Common

Stock in "street name" and other nominees) and 570 holders of record of

Registrant's Class B Common Stock.

         Dividends                               Fiscal Year
                                      --------------------------------
                                      1994                        1993
                                      --------------------------------
  Per share data

  Cash dividends*
     Common Stock                      $.24                      $.24
     Class B Common Stock               .24                       .24

*Registrant paid quarterly dividends in its two most recent fiscal years.

Item 6.  Selected Financial Data.

                                   OLSTEN CORPORATION AND SUBSIDIARIES
                                           SELECTED FINANCIAL DATA
                                           -----------------------
(In thousands, except share amounts)
                                      1994           1993           1992           1991           1990
                                        $              $              $              $              $

Service sales, franchise fees,
 management fees and other
 income                            2,260,331      2,157,535      1,956,094       1,696,703      1,331,485
Income before merger and
 integration costs,
 restructuring charges
 and impairment charge,
 net of tax                           70,121         46,712         33,888          32,462         31,693
Income (loss)
 before extraordinary charge          70,121        (11,939)        26,763         (10,392)        29,480
Net income (loss)                     70,121        (26,607)        26,763         (10,392)        30,104
Total assets                         725,958        690,094        661,991         631,946        623,551
Working capital                      274,470        241,031        230,884         215,456        149,692
Long-term debt                       125,000        176,057        150,419         211,471        170,217
Shareholders' equity                 386,003        304,320        318,722         237,936        242,348

SHARE INFORMATION:

 Primary earnings (loss) per share:
    Income before merger and
        integration costs,
        restructuring charges
        and impairment charge,
        net of tax                      1.67           1.16            .93             .90            .92
    Income (loss)
     before extraordinary
     charge                             1.67           (.30)           .73            (.29)           .85
    Net income (loss)                   1.67           (.67)           .73            (.29)           .87

 Fully diluted earnings (loss)
  per share:
    Income before merger and
        integration costs,
        restructuring charges
        and impairment charge,
        net of tax                      1.61           1.16            .93             .90            .92
    Income (loss)
     before extraordinary
     charge                             1.61           (.30)           .73            (.29)           .85
    Net income (loss)                   1.61           (.67)           .73            (.29)           .87

Cash dividends                           .24            .24            .19             .16            .16
Book value                              9.30           7.52           8.26            6.80           7.04

SYSTEMWIDE SALES:
    HealthCare Services            1,214,543      1,288,870      1,238,221       1,115,377        768,755
    Staffing Services              1,344,006      1,086,751        903,275         738,242        736,314
                                   ---------      ---------      ---------       ---------      ---------
    Total                          2,558,549      2,375,621      2,141,496       1,853,619      1,505,069
                                   =========      =========      =========       =========      =========

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

                        OLSTEN CORPORATION AND SUBSIDIARIES
                              MANAGEMENT'S DISCUSSION
                                  AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------
Results of Operations

Operating results reflect the combined operations of Olsten Corporation (the "Company") and Lifetime Corporation ("Lifetime"), pursuant to the merger completed on July 30, 1993, which was accounted for as a pooling of interests. Comparisons with prior years are based on restated combined results. Results for 1993 included merger and integration costs of $80.9 million, as well as an extraordinary charge, net of taxes, of $14.7 million relating to the prepayment of debt assumed in the Lifetime merger. In 1992, Lifetime recorded a charge of $11.7 million relating to the restructuring of certain operations and severance pay provided to the former chairman.

Excluding the effects of these non-recurring charges, primary earnings per share increased 44 percent to $1.67 in 1994 versus $1.16 in 1993. Primary earnings per share for 1993 increased 25 percent from 93 cents in 1992. Included in net income for 1994 was $1.9 million, or 5 cents per share, related primarily to the recognition, net of tax, of a previously deferred gain and related interest income on the sale of National Mentor, Inc.

Revenues increased 5 percent to $2.3 billion in 1994 compared to $2.2 billion in 1993. Revenues in 1993 rose 10 percent from $2 billion in 1992.

HealthCare Services' revenues decreased 10 percent in 1994 and increased 4 percent in 1993, over the prior years. Adverse sales comparisons in 1994 resulted from the sale, transfer, or repositioning of certain parts of our Olsten Kimberly QualityCare business for future growth in a changing health care marketplace. We entered into contracts with a number of major managed care providers that give us access to millions of covered lives. In October 1994, we became the largest provider of management services to hospital-based home health agencies when we announced an agreement with Columbia/HCA Healthcare Corporation, the nation's largest hospital system, to manage home health agencies in 22 of its hospitals. The modest growth in 1993 was attributable to the management and operational focus on the immediate integration of the combined Olsten and Lifetime health care organizations.

Staffing Services' revenues increased 24 percent and 21 percent in 1994 and 1993, respectively, as the Company took advantage of an improving economy and a surging demand for assignment employees. We continued to provide Partnership Program SM services to major corporations in North America and Great Britain, bringing to them a broad array of staffing solutions as they restructured and reengineered their operations in a competitive global environment.

Cost of services sold increased 6 percent, to $1.6 billion in 1994; 11 percent, to $1.5 billion in 1993; and 17 percent, to $1.3 billion in 1992. As a percentage of revenues, such expenses were 70.3 percent, 69.3 percent and 68.7 percent in 1994, 1993 and 1992, respectively. Gross margins as a percentage of revenues decreased to 29.7 percent in 1994 from 30.7 percent in 1993, and 31.3 percent in 1992 as a result of the faster growth of the Staffing Services business, which operates at lower average gross margins than HealthCare Services.

Selling, general and administrative expenses as a percentage of revenues were
24.2 percent, 26 percent and 27.2 percent in 1994, 1993 and 1992, respectively. The decrease resulted from the effective management of operating costs, and operating efficiencies achieved in the integration of Lifetime into the Company.

Net interest expense of $5.1 million, $17.9 million and $19.8 million, in 1994, 1993 and 1992, respectively, reflected borrowing costs on long-term debt offset by interest income on investments. The decrease in net interest expense in 1994 resulted from the repayment of $137 million of double-digit coupon Lifetime debt in 1993, the conversion to equity of $14 million of high coupon debt assumed in the merger with Lifetime, and the repayment of $34 million of borrowings under our revolving credit agreement. The decrease in 1993 resulted primarily from the repayment of the $137 million of Lifetime debt in the latter half of 1993.

The combination of the factors previously described increased pre-tax income from operations, excluding the merger and integration costs and the restructuring charges, to $120.9 million in 1994, compared to $83 million in 1993 and $60.3 million in 1992.

Excluding the impact of the non-recurring charges, the 1994 effective income tax rate was 42 percent, compared to 43.7 percent in 1993 and 43.8 percent in 1992. The Company's effective rate has exceeded the Federal statutory rate primarily because of non-deductible goodwill amortization and state income taxes, which vary from year to year in relation to the mix of taxable income by state.

Systemwide Sales

Systemwide sales for our two segments increased 8 percent, to $2.6 billion in 1994; 11 percent, to $2.4 billion in 1993; and 16 percent, to $2.1 billion in 1992. Systemwide sales represent all services and home care visits provided by or through the entire Olsten network, including Company, licensed and franchised offices and hospital-based home health agencies under management. The presentation of systemwide sales is provided to reflect the entire scope of Olsten's operations. This has become a key statistic, particularly in measuring the effect of the hospital management contracts entered into by the Company's HealthCare Services subsidiary.

Liquidity and Capital Resources

Working capital at January 1, 1995, including $68.3 million in cash, was $274 million, an increase of 14 percent over the prior year. Cash increased $43.6 million to $68.3 million in 1994 as a result of revenue growth and cash collection efforts which reduced receivable balances. Fixed assets, net, increased $12.4 million primarily relating to the purchase of the Company's new international headquarters building.

The Company has a revolving credit agreement with six banks for up to $200 million in borrowings and letters of credit. As of January 1, 1995, there were no borrowings and $67.7 million in standby letters of credit outstanding. The Company believes that its levels of working capital and liquidity and its available sources of funds are sufficient to support present operations and to continue to fund future growth and business opportunities as the Company increases its scope of services.

The Company's annual dividend on common stock and Class B common stock was 24 cents per share.

Item 8.  Financial Statements and Supplementary Data.

  The following financial statements of Registrant are included in this Report:
                                                        Page(s) in this Report
                                                        ----------------------
Consolidated Financial Statements:

  Balance Sheets at January 1, 1995 and                                   F-2
    January 2, 1994

  Statements of Income for the three years                                F-3
    ended January 1, 1995

  Statements of Changes in Shareholders' Equity                           F-4
   for the three years ended January 1, 1995

  Statements of Cash Flows for the three years                            F-5
    ended January 1, 1995

  Notes to Consolidated Financial Statements                        F-6 - F-15

Report of Independent Auditors                                            F-16



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  There have been no such changes or disagreements.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

          See the information under the caption "Election of Directors" in

Registrant's definitive Proxy Statement with respect to its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.  See also the information with respect to executive officers of Registrant under Item 4(a) of PART I hereof,

which information is incorporated herein by reference.

Item 11.  Executive Compensation.

          See the information under the captions "Election of Directors,"

"Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated

Option Exercises in Last Fiscal Year and Fiscal Year End Option Values,"

"Retirement Plan," "Employment Contracts, Termination of Employment and Change-

in-Control Arrangements" and "Compensation Committee Report on Executive

Compensation" in Registrant's definitive Proxy Statement with respect to its

1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange

Commission, which information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          See the information under the caption "Security Ownership of Certain

Beneficial Owners and Management" in Registrant's definitive Proxy Statement with respect to its 1995 Annual Meeting of Shareholders to be filed with the

Securities and Exchange Commission, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          There have been no relationships or transactions, the disclosure of which is called for by this Item 13.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)(1)   Financial Statements

                  See Index to Financial Statements attached (Page F-1).

         (a)(2)   Financial Statement Schedules

                  Schedules have been omitted since they are either not required or are not applicable or the required information is shown in the financial statements or related notes.

         (a)(3)   Exhibits:

                    3(a) Restated Certificate of Incorporation of Registrant, filed as Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

                    3(b) By-Laws of Registrant, filed as Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

                    4(a) Restated Certificate of Incorporation of Registrant, filed as Exhibit 3(a).

                    4(b)    By-Laws of Registrant, filed as Exhibit 3(b).

                    4(c) Amended and Restated Agreement and Plan of Merger dated as of May 10, 1993 between Registrant and Lifetime Corporation, filed as Exhibit 2(a) to Registrant's Current Report on Form 8-K/A dated May 17, 1993, is incorporated herein by reference.

                    4(d) Indenture dated as of March 15, 1993 between Registrant and Bankers Trust Company, as Trustee, relating to Registrant's 4-7/8% Convertible Subordinated Debentures due 2003, filed as Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 4, 1993, is incorporated herein by reference.

                    4(e) Warrant Agreement between Lifetime Corporation and American Stock Transfer and Trust Company dated November 4, 1986, as amended as of December 11, 1989 and July 23, 1993, filed as Exhibit 1 to Registrant's Registration Statement on Form 8-A dated July 23, 1993, is incorporated herein by reference.

                    *10(a) Registrant's 1984 Incentive Stock Option Plan, as amended, filed as Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

                    *10(b) Registrant's 1984 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

                    *10(c) Registrant's Incentive Restricted Stock Plan, as amended, filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

                    *10(d) Form of agreement under Registrant's Incentive Restricted Stock Plan, filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended December 30, 1990, is incorporated herein by reference.

                    +10(e) Amended and Restated Credit Agreement dated as of September 9, 1994 among Registrant and certain of its Subsidiaries signatory thereto, the Banks signatory thereto and The Chase Manhattan Bank, N.A., as Agent, covering $200 million credit facility.

                    *10(f) Registrant's 1990 Non-Qualified Stock Option Plan for Non-Employee Directors and Consultants, as amended and restated, is incorporated by reference to Exhibit C to Registrant's definitive Proxy Statement with respect to its 1995 Annual Meeting of Shareholders.

                    *10(g) Registrant's Supplemental Retirement Plan for Key Executives filed as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended January 3, 1993, is incorporated herein by reference.









*Management contract or compensatory plan or arrangement.

+Filed herewith.

                    *10(h) Registrant's Executive Voluntary Deferred Compensation Plan and Trust Agreement between Registrant and Prudential Trust Company, filed as
                            Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

                    *10(i) Registrant's Retirement Plan for Outside Directors and Consultants, filed as Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

                    *10(j) Registrant's Deferred Compensation Plan for Outside Directors, filed as Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

                    *10(k) 1987 Stock Option Plan, as amended, of Lifetime Corporation, filed as Exhibit 10(c) to Lifetime Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

                    *10(l) 1989 Non-Employee Directors Stock Option Plan, as amended, of Lifetime Corporation, filed as Exhibit 10(d) to Lifetime Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

                    *10(m) Employment Agreement dated March 28, 1994 between Registrant and Frank N. Liguori, filed as Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

                    *10(n) Agreement dated November 8, 1993 between Registrant and Frank N. Liguori covering incentive award under Incentive Restricted Stock Plan and amendment thereto dated March 27, 1994, filed as Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.


*Management contract or compensatory plan or arrangement.

                   +*10(o) Form of change in control agreement between Registrant and each of Robert A. Fusco, Richard A. Piske, III and Gerald J. Kapalko.

                     10(p) Amended and Restated Agreement and Plan of Merger dated as of May 10, 1993 between Registrant and Lifetime Corporation, filed as Exhibit 2(a) to Registrant's Current Report on Form 8-K/A dated May 17, 1993, is incorporated herein by reference.

                    *10(q) Registrant's 1994 Stock Incentive Plan, as amended and restated, is incorporated by reference to Exhibit B to Registrant's definitive Proxy Statement with respect to its 1995 Annual Meeting of Shareholders.

                    *10(r) Registrant's Executive Officer Bonus Plan is incorporated by reference to Exhibit C to Registrant's definitive Proxy Statement with respect to its 1994 Annual Meeting of Shareholders.

                    +21     Subsidiaries of Registrant.

                    +23 Consent of Coopers & Lybrand, independent auditors, appearing on page F-14 of this Annual Report on Form 10-K.

                    +27     Financial Data Schedule.



          (b)      Reports on Form 8-K

                   No reports on Form 8-K have been filed during the last quarter of the period covered by the report.





*Management contract or compensatory plan or arrangement.

+Filed herewith.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                      OLSTEN CORPORATION

          Date: March 29, 1995        By:/s/ Frank N. Liguori
                                      Frank N. Liguori
                                      Chairman and Chief
                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Date: March 29, 1995         By:/s/ Frank N. Liguori
                                      Frank N. Liguori
                                      Chairman and Chief
                                      Executive Officer and Director
                                      (Principal Executive Officer)

         Date: March 29, 1995         By:/s/ Anthony J. Puglisi
                                      Anthony J. Puglisi
                                      Senior Vice President-Finance and
                                      Treasurer
                                      (Principal Financial and Accounting
                                      Officer)

         Date: March 29, 1995         By:/s/ Allan Tod Gittleson
                                      Allan Tod Gittleson
                                      Director

         Date: March 29, 1995         By:/s/ Andrew N. Heine
                                      Andrew N. Heine
                                      Director

         Date: March 29, 1995         By:/s/ John M. May
                                      John M. May
                                      Director

         Date: March 29, 1995         By:/s/ Miriam Olsten
                                      Miriam Olsten
                                      Director

         Date: March 29, 1995         By:/s/ Stuart Olsten
                                      Stuart Olsten
                                      Director

         Date: March 29, 1995         By:/s/ Richard J. Sharoff
                                      Richard J. Sharoff
                                      Director

         Date: March 29, 1995         By:/s/ Raymond S. Troubh
                                      Raymond S. Troubh
                                      Director

                      OLSTEN CORPORATION and SUBSIDIARIES

                         INDEX to FINANCIAL STATEMENTS


                                --------------








                                                          Pages
                                                          -----


  Consolidated Financial Statements:

    Balance Sheets at January 1, 1995 and                   F-2
      January 2, 1994

    Statements of Income for the three years                F-3
      ended January 1, 1995

    Statements of Changes in Shareholders' Equity           F-4
      for the three years ended January 1, 1995

    Statements of Cash Flows for the three                  F-5
      years ended January 1, 1995

    Notes to Consolidated Financial Statements          F-6 - F-15

  Report of Independent Auditors                           F-16

  Consent of Independent Auditors                          F-17

                                   OLSTEN CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                       ---------------------------
(In thousands, except share amounts)                     January 1, 1995           January 2, 1994
                                                         ---------------           ---------------
ASSETS
Current assets
    Cash                                                       $ 68,338                  $ 24,709
    Receivables, less allowance for
        doubtful accounts of $13,682
        and $15,532, respectively                               319,613                   325,122
    Refundable and deferred taxes (Note 7)                       28,969                    43,375
    Prepaid expenses and other current assets                    22,606                    13,432
                                                                -------                  --------
        Total current assets                                    439,526                   406,638

Fixed assets, net (Note 3)                                       72,543                    60,185

Intangibles, principally goodwill, net of
    accumulated amortization of $61,393
    and $52,059, respectively                                   200,972                   204,670

Other assets                                                     12,917                    18,601
                                                                -------                   -------
                                                               $725,958                  $690,094
                                                               ========                  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accrued expenses (Note 2)                                  $ 71,889                  $ 76,137
    Insurance costs                                              47,301                    45,730
    Payroll and related taxes                                    30,241                    31,143
    Accounts payable                                             15,625                    12,597
                                                                -------                   -------
        Total current liabilities                               165,056                   165,607

Long-term debt (Note 4)                                         125,000                   176,057

Other liabilities                                                49,899                    44,110

Commitments (Note 10)                                                --                        --

Shareholders' equity (Notes 2, 5, and 6)

    Common stock $.10 par value; authorized
        110,000,000 shares; issued 32,257,321
        shares and 29,976,240 shares,
        respectively                                              3,226                     2,998
    Class B common stock $.10 par value;
        authorized 50,000,000 shares;
        issued 9,266,496 shares and 10,482,514
        shares, respectively                                        927                     1,048
    Additional paid-in capital                                  232,594                   211,331
    Retained earnings                                           150,506                    90,280
    Cumulative translation adjustment                            (1,250)                   (1,337)
                                                                -------                   -------
        Total shareholders' equity                              386,003                   304,320
                                                                -------                   -------
                                                               $725,958                  $690,094
                                                               ========                  ========

See notes to consolidated financial statements.  F-2

                                   OLSTEN CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                    ---------------------------------
For the Three Years Ended January 1, 1995

(In thousands, except share amounts)      January 1, 1995       January 2, 1994        January 3, 1993
                                          ---------------       ---------------        ---------------
Service sales, franchise
   fees, management fees and
   other income                               $2,260,331            $2,157,535             $1,956,094

Cost of services sold                          1,588,148             1,494,690              1,344,654
                                               ---------             ---------              ---------
   Gross profit                                  672,183               662,845                611,440

Selling, general and administrative
   expenses                                      546,178               561,956                531,384

Interest expense, net (Note 4)                     5,106                17,920                 19,806

Merger and integration costs and
 restructuring charges (Note 2)                     --                  80,911                 11,700
                                                 -------               -------                -------
   Income before income taxes
     and extraordinary charge                    120,899                 2,058                 48,550

Income taxes (Note 7)                             50,778                13,997                 21,787
                                                 -------               -------                -------
   Income (loss) before extraordinary
     charge                                       70,121               (11,939)                26,763

Extraordinary charge, net                           --                 (14,668)                 --
                                                 -------               -------                -------
   Net income (loss)                          $   70,121            $  (26,607)            $   26,763
                                                ========              =========              ========
SHARE INFORMATION:
------------------
   Primary earnings (loss) per share:

     Income (loss) before extraordinary
      charge                                       $1.67                 $(.30)                  $.73

     Extraordinary charge, net                       --                   (.37)                   --
                                                   -----                 -----                  -----
     Net income (loss)                             $1.67                 $(.67)                  $.73
                                                   =====                 =====                  =====
     Average shares outstanding                   42,003                39,450                 36,475
                                                  ======                ======                 ======
   Fully diluted earnings (loss) per share:

     Income (loss) before extraordinary
     charge                                        $1.61                 $(.30)                  $.73

     Extraordinary charge, net                       --                   (.37)                   --
                                                   -----                 -----                   ----
     Net income (loss)                             $1.61                 $(.67)                  $.73
                                                   =====                 =====                  =====
     Average shares outstanding                   45,807                39,450                 36,475
                                                  ======                ======                 ======

See notes to consolidated financial statements.   F-3

                                   OLSTEN CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF
                                     CHANGES IN SHAREHOLDERS' EQUITY
                                     -------------------------------

For the Three Years Ended January 1, 1995


                                           Common stock       Additional                Cumulative
                                          ---------------       paid-in     Retained   translation
(In thousands, except share amounts)     Shares      Amount     capital     earnings    adjustment     Total
                                       ----------    -------   ---------   ----------  -----------    --------

Balance at December 29, 1991         $ 27,176,568   $ 2,717   $ 128,931    $ 102,596     $ 3,692     $ 237,936

  Net income                                   --        --          --       26,763          --        26,763
  Cash dividends                               --        --          --       (4,475)         --        (4,475)
  Conversion of debentures              2,034,134       203      51,415           --          --        51,618
  Issuance of stock for
    acquisitions                          118,680        12       1,463           --          --         1,475
  Translation adjustment                       --        --          --           --      (2,486)       (2,486)
  Exercise of stock options and
    employee stock purchases              402,150        40       7,287           --          --         7,327
  Issuance of restricted stock, net        17,000         2          --           --          --             2
  Amortization of restricted stock             --        --         562           --          --           562
  Three-for-two stock split             8,859,041       886        (886)          --          --            --
                                       ----------     -----     -------      -------       -----       -------
Balance at January 3, 1993             38,607,573     3,860     188,772      124,884       1,206       318,722

  Net loss                                     --        --          --      (26,607)         --       (26,607)
  Cash dividends                               --        --          --       (7,997)         --        (7,997)
  Translation adjustment                       --        --          --           --      (2,543)       (2,543)
  Exercise of stock options and
    employee stock purchases            1,509,181       152      17,509           --          --        17,661
  Issuance of restricted stock            342,000        34          --           --          --            34
  Amortization of restricted stock             --        --       5,050           --          --         5,050
                                       ----------     -----     -------       ------       -----       -------
Balance at January 2, 1994             40,458,754     4,046     211,331       90,280      (1,337)      304,320

  Net income                                   --        --          --       70,121          --        70,121
  Cash dividends                               --        --          --       (9,895)         --        (9,895)
  Conversion of debentures                636,109        64      13,819           --          --        13,883
  Translation adjustment                       --        --          --           --          87            87
  Exercise of stock options and
    employee stock purchases              428,954        43       5,145           --          --         5,188
  Amortization of restricted stock             --        --       2,299           --          --         2,299
                                       ----------     -----     -------      -------      ------       -------
Balance at January 1, 1995           $ 41,523,817   $ 4,153   $ 232,594    $ 150,506    $ (1,250)     $ 386,003
                                      ===========    ======    ========     ========     ========     =========










See notes to consolidated financial statements.   F-4

                                  OLSTEN CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -------------------------------------
For the Three Years Ended January 1, 1995
(In thousands)                            January 1, 1995        January 2, 1994     January 3, 1993
                                          ---------------        ---------------     ---------------
OPERATING ACTIVITIES:
Net income (loss)                             $ 70,121            $(26,607)              $ 26,763

Adjustments to reconcile net
  income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization               23,523              25,663                 26,005
    Deferred income taxes                       16,116             (15,653)                (3,111)
    Extraordinary charge, net                       --              14,668                     --

    Changes in assets and liabilities,
      net of effects from acquisitions:
          Accounts receivable, refundable
          taxes and prepaid expenses            (3,567)            (20,390)               (41,126)
          Current liabilities                    7,890              21,137                 12,688
          Other, net                             9,794             ( 3,071)                 4,812
    Net cash provided by (used in)             -------             --------               -------
      operating activities                     123,877              (4,253)                26,031
                                               -------             --------               -------
INVESTING ACTIVITIES:
Purchases of fixed assets                      (42,136)            (30,070)               (20,743)
Disposition of fixed assets and
  businesses                                     6,698               6,988                     --
Acquisitions of businesses and
  reacquisitions of franchises                  (6,103)             (2,797)                (6,467)
    Net cash used in investing                 --------            --------               --------
      activities                               (41,541)            (25,879)               (27,210)
                                               --------            --------               --------
FINANCING ACTIVITIES:
Retirement of long-term debt                        --            (136,821)                    --
Proceeds from issuance (and expenses
  for conversion) of convertible
  debentures                                        --             122,105                   (839)
Net proceeds from (repayment of)
  line of credit agreements                    (34,000)             26,596                (20,953)
Issuances of common stock under
  stock plans                                    5,188              17,661                  5,387
Cash dividends                                  (9,895)             (7,997)                (4,475)
    Net cash provided by (used in)             --------            --------               --------
      financing activities                     (38,707)             21,544                (20,880)
                                               --------            --------               --------
Net increase (decrease) in cash                 43,629              (8,588)               (22,059)

Cash at beginning of year                       24,709              33,297                 55,356
                                               --------            --------               --------
Cash at end of year                          $  68,338           $  24,709              $  33,297
                                              =========           =========              =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash payments for interest                $   7,450            $  20,604             $  22,057
   Cash payments for income taxes            $  19,534            $  11,639             $  20,335
   Conversion of debt to equity              $  13,883            $      --             $  53,500


See notes to consolidated financial statements.   F-5

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share amounts)

Note 1.  Summary of Significant Accounting Policies

Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's fiscal year ends on the Sunday nearest to December 31st. Certain prior period amounts have been reclassified to conform with the current year presentation.

Revenue Recognition
Service sales and the related labor costs and payroll taxes are recorded in the period in which the services are performed. Franchise fees, which are based upon contractual percentages of franchise sales, and management fees generated from management services provided to hospital-based home health agencies, are included with Company service sales and recorded in the period in which the services are provided.

Cash
Cash includes equivalents which are highly liquid investments with maturities of three months or less.

Fixed Assets
Fixed assets are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement.

Intangibles
Intangibles, principally goodwill, associated with acquired businesses and the unexpired terms of reacquired franchise contracts are being amortized on a straight-line basis over periods ranging from three to forty years.

Foreign Currency Translation
The functional currencies of the Company's foreign subsidiaries are Canadian dollars, United Kingdom pounds sterling and Mexican pesos. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the rates of exchange in effect at the appropriate balance sheet date. Results of operations are translated using an average exchange rate for the appropriate periods. Translation gains and losses and intercompany foreign currency transactions which are long-term in nature are reflected as adjustments to shareholders' equity. Net foreign currency transaction gains and losses recognized by the Company have not been significant. Foreign currency exchange rate fluctuations have not had a material effect on operating cash balances.

Income Taxes
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," effective January 4, 1993. The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method under Accounting Principles Board Opinion (APB) No. 11 to an asset and liability approach. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Earnings Per Share
Primary earnings per share are based on the weighted average number of shares of common stock and Class B common stock outstanding during the period, after giving effect to potentially dilutive options and warrants under the treasury stock method. In calculating fully diluted earnings per share, both net income and shares outstanding have been adjusted to assume the Company's convertible debt had been converted to common stock at the beginning of the period.

Note 2.  Merger of Lifetime Corporation

On July 30, 1993, following approval by the shareholders of both companies, Lifetime Corporation was merged into the Company. As a result, the Company issued approximately 13.5 million shares of Class B common stock in exchange for all of the outstanding Lifetime common stock and vested options based upon the conversion ratio of 1.27 shares of Class B common stock for each share of Lifetime common stock. Substantially all of the Class B common stock issued in the merger was subsequently converted into common stock. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company were restated for all periods prior to the merger to combine the accounts and operations of the Company and Lifetime. Additionally, certain reclassifications were made in order to conform Lifetime's accounts to the Company's presentation.

In the third quarter of 1993, the Company recorded merger and integration costs of $80.9 million, consisting of transaction costs of $15 million, compensation and severance costs of $33 million, asset writedowns of $16 million and integration costs of $17 million. These costs reduced net income by $58.7 million, net of tax, or $1.46 per share. At January 1, 1995 and January 2, 1994, $11.7 million and $38.8 million, respectively, of these costs remained unpaid and were included in accrued expenses.

In the last half of 1993, the Company prepaid $136.8 million representing outstanding principal balances on certain Notes which were assumed as part of the Lifetime merger. In connection with this early repayment, the Company paid prepayment penalties, reflected as an extraordinary charge, totaling $14.7 million, net of income tax benefit of $16.4 million.

In the second quarter of 1992, Lifetime recorded a charge of $11.7 million relating to the restructuring of certain operations and severance payable to the former chairman. This charge reduced 1992 net income by $7.1 million, net of tax, or 20 cents per share.

In the fourth quarter of 1993, the Company sold National Mentor Inc.
("Mentor"), a subsidiary engaged in the provision of community-based psychiatric care, for $13.6 million, in cash. In conjunction with the sale, the Company loaned Mentor $6 million in 9% subordinated debt and purchased 9,913 shares of common stock for $1 million. The Company deferred the recognition of the after-tax gain on the sale of $3.9 million until the Company's interest in the subordinated debt and stock was deemed fully realizable. As a result of the subsequent resale of Mentor, the previously deferred gain and related interest income was recognized in the fourth quarter of 1994, and is included in revenues.

Note 3.  Fixed Assets, Net
                                                             January 1, 1995      January 2, 1994
                                                             ---------------      ---------------
Furniture and fixtures                                         $  79,478            $  73,379

Buildings and improvements                                        32,527               21,519

Machinery and equipment                                           12,595               14,683
                                                                 -------              -------
                                                                 124,600              109,581

Less accumulated depreciation and amortization                    52,057               49,396
                                                                 -------              -------
                                                               $  72,543            $  60,185
                                                                ========             ========
Note 4.  Long-Term Debt
                                                             January 1, 1995      January 2, 1994
4-7/8% Convertible Subordinated Debentures                   ---------------      ---------------
       due 2003                                                $ 125,000            $ 125,000

11.2%  Convertible Senior Subordinated
       Notes due 1995                                                 --               13,883

Revolving credit agreements and other                                 --               37,174
                                                                 -------              -------
                                                               $ 125,000            $ 176,057
                                                                ========             ========

In March 1993, the Company issued $125 million of 4-7/8% Convertible Subordinated Debentures maturing in 2003 which are convertible into the Company's common stock at $34.80 per share. The Debentures are redeemable in whole or in part at the option of the Company, together with accrued interest, except that no redemption may be made prior to May 16, 1996.

On April 12, 1994, the Company called for redemption all $14 million of its 11.2% Convertible Senior Subordinated Notes, representing the last of the high coupon debt assumed in the Lifetime merger. At the option of the noteholders, all $14 million was converted into 636,109 shares of Class B common stock, and subsequently converted into common stock.

In September 1994, the Company's existing revolving credit agreement with six banks was amended and extended through the year 2000. The agreement provides for up to $200 million in borrowings and letters of credit with interest rates based on London Interbank Offered Rate (LIBOR). Under the provisions of the agreement, on December 15, 1996, any amounts outstanding will be converted to a term loan and amortized over the remaining life of the facility. As of January 1, 1995 there were no borrowings and $67.7 million in standby letters of credit outstanding.

The revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios and restrict the incurrence of liens, additional indebtedness, payment of dividends, purchase or redemption of stock or warrants, ability to merge, consolidate, or dispose of assets.

Interest expense is net of interest income of $3 million in 1994, $2.7 million in 1993, and $1.7 million in 1992.

Note 5.  Shareholders' Equity

Common stock consists of shares of common stock and Class B common stock as follows:


                                        January 1, 1995      January 2, 1994      January 3, 1993
                                        ---------------      ---------------      ---------------
Common stock                               32,257,321           29,976,240           17,243,517
Class B common stock                        9,266,496           10,482,514           21,364,056
                                           ----------           ----------           ----------
                                           41,523,817           40,458,754           38,607,573
                                           ==========           ==========           ==========

Each share of Class B common stock is convertible into one share of common stock, has a par value of $.10 and is entitled to ten votes. The Company is also authorized to issue 250,000 shares of preferred stock; no shares have been issued.

Lifetime had previously issued warrants to purchase shares of its common stock in connection with the sale of convertible debentures which Lifetime subsequently repaid. As a result of the merger, the warrant holders were entitled to exchange six warrants plus $27 for 1.27 Olsten Class B common shares. Additionally, on January 31, 1995, the Company announced an agreement in principle for settlement of a class action lawsuit that, among its terms, would reduce the cash payment required to exchange six warrants to $24.17 per share. The settlement is subject to the execution of a definitive settlement agreement and approval of the Court of Chancery of the State of Delaware. At January 1, 1995, 4,530,000 warrants to purchase 959,000 shares of Olsten Class B common stock, as adjusted for the merger, were exercisable and expire on October 31, 1996.

Note 6.  Stock Plans

In 1994, shareholders of the Company approved the adoption of the 1994 Stock Incentive Plan ("1994 Plan") under which an aggregate of 2,000,000 shares of common stock are reserved for issuance upon exercise of options thereunder. These options may be awarded in the form of incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"). The option price of an ISO cannot be less than 100%, and the option price of the NQSO cannot be less than 85%, of the fair market value at the date of the grant. This plan replaces the 1984 Incentive Stock Option Plan ("1984 ISO Plan") and the 1984 Non-Qualified Stock Option Plan ("1984 NQSO Plan"), which terminated in February 1994 except as to options then outstanding. At January 1, 1995, there were options outstanding of 351,150, 412,319 and 187,500 for the 1994 Plan, 1984 ISO Plan and 1984 NQSO Plan, respectively. Options become cumulatively exercisable commencing one year after grant in four equal annual installments under the 1994 Plan and 1984 ISO Plan and in five equal annual installments under the 1984 NQSO Plan.

In 1991, shareholders of the Company approved the adoption of the Non-Qualified Stock Option Plan for Non-Employee Directors and Consultants (the "Non-Employee Plan") authorizing the grant of options to outside directors and consultants to purchase up to an aggregate of 150,000 shares of common stock. At January 1, 1995, there were options outstanding of 51,500 under this plan. Under the Non-Employee Plan, options may be granted at prices not less than fair market value at the date of grant and become exercisable no earlier than six months nor later than five years from the date of grant.

Lifetime maintained four Stock Option Plans, including a Non-Employee Director Stock Option Plan. All plans involved options which were granted at not less than the fair market value at the date of grant. At the merger date, all of the currently vested options under these plans were exchanged for Olsten Class B common stock equal to their net economic value. Remaining outstanding options were converted to options for Olsten Class B shares and are exercisable over various periods not exceeding three years. At January 1, 1995, 161,005 options were outstanding under this plan.

Options under the 1994 Plan and Non-Employee Plan generally expire 10 years after grant, subject to shareholder approval, except that options granted under the Non-Employee Plan prior to 1995 expire five years after grant. Options under the other plans generally expire five years after grant. A summary of activity under all plans during 1994 follows:

Incentive stock option plan                            Shares                   Price
                                                    under option              per share
                                                    ------------              ---------
Options outstanding at
January 2, 1994                                         524,922             $ 8.00 - 25.75
   Granted                                              351,150             $        31.00
   Exercised                                            (78,970)            $ 8.00 - 25.75
   Cancelled                                            (33,633)            $ 9.33 - 25.75
                                                        --------              ------------
Options outstanding at
January 1, 1995                                         763,469             $ 8.00 - 31.00
                                                        ========              ============
Non-qualified stock option plans

Options outstanding at
January 2, 1994                                         742,124             $ 8.93 - 26.00
   Granted                                               18,000             $        31.625
   Exercised                                           (349,851)            $ 8.00 - 26.00
   Cancelled                                            (10,268)            $11.61 - 19.39
                                                       ---------             --------------
Options outstanding at
January 1, 1995                                         400,005             $ 8.00 - 31.625
                                                       ========              ==============

During 1993 and 1992, options on 1,440,242 and 337,052 shares, respectively, were exercised under all plans at prices of $7.87 to $24.80 per share.

At January 1, 1995, options for an aggregate of 422,473 shares were exercisable under all plans and options for an aggregate of 1,732,850 shares were available for grant (972,204 shares at January 2, 1994) under the four Olsten plans.

Under an Incentive Restricted Stock Plan adopted in 1990 and amended in 1993, up to 875,000 shares of common stock may be granted or sold at prices less than the prevailing market price to officers, key employees and others subject to restrictions as to transfer or sale. During 1993, 327,000 shares of common stock were granted under this plan. At January 1, 1995, 297,500 shares were available for future grants. Shares under the plan are generally subject to restrictions as to transfer which lapse ratably in three and five equal annual installments commencing one year from the date of grant, provided that recipients are continuously employed by the Company. Additional paid-in capital is net of unearned compensation related to restricted stock of $2.7 million, $5 million and $1.7 million for 1994, 1993, and 1992, respectively.

Note 7.  Income Taxes

Comparative analysis of the provisions for income taxes before extraordinary charge follows:


                                        January 1, 1995      January 2, 1994      January 3, 1993
Current                                 ---------------      ---------------      ---------------
   Federal                                   $29,939             $22,525               $18,314
   State and local                             2,434               5,350                 4,965
   Foreign                                     2,289               1,775                 1,619
                                              ------              ------                ------
                                              34,662              29,650                24,898
                                             =======             =======               =======
Deferred
   Federal                                    12,332             (11,574)               (2,421)
   State and local                             3,784              (4,079)                 (690)
                                              ------             --------               -------
                                              16,116             (15,653)               (3,111)
                                              ------             --------               -------
                                             $50,778             $13,997               $21,787
                                             =======             ========              ========

Reconciliations of the differences between income taxes computed at Federal statutory rates and consolidated provisions for income taxes before extraordinary charge follow:

                                         January 1, 1995      January 2, 1994      January 3, 1993
Income taxes computed at Federal         ---------------      ---------------      ---------------
   statutory tax rate                        $42,315             $   720               $16,617
State income taxes, net of Federal
   benefit                                     3,612               1,174                 2,502
Amortization                                   2,404               2,822                 2,077
Foreign net operating losses not
   currently utilizable                         --                   677                   482
Non-deductible merger costs                     --                 8,841                  --
Other, net                                     2,447                (237)                  109
                                              ------              -------               ------
                                             $50,778             $13,997               $21,787
                                             =======             ========              ========

Under SFAS 109, assets and liabilities acquired in purchase business combinations are assigned their fair values, and deferred taxes are provided for lower or higher tax bases. In adopting the provisions of SFAS 109, effective January 4, 1993, the Company adjusted the carrying amounts of its purchase business acquisitions. Such adjustments reduced goodwill by approximately $7 million with a corresponding adjustment to deferred taxes. The cumulative effect of this change in accounting principle on income before income taxes and on income (loss) before extraordinary charge was not material.

Deferred tax assets and liabilities follow:

                                       January 1, 1995      January 2, 1994
                                       ---------------      ---------------
Deferred tax assets
   Reserves                                  $18,126             $37,761
   Intangible assets                           1,112                 617
   Other                                         459                --
                                              ------              ------
                                              19,697              38,378
                                             =======             =======
Deferred tax liabilities
   Capitalized software                       (3,073)             (5,020)
   Investments                                  (623)               (989)
   Other                                        (578)               (721)
                                              -------             -------
                                              (4,274)             (6,730)
                                              -------             -------
Net deferred tax asset                      $ 15,423            $ 31,648
                                             ========            ========

The components of income tax expense and variations between income tax expense and the Federal statutory rate under SFAS 109 do not differ significantly from those previously reported under APB 11 in the Company's 1992 consolidated financial statements.

Note 8.  Benefit Plans for Permanent Employees

The Company maintains qualified and non-qualified defined contribution retirement plans for its salaried employees which provide for a partial match of employee savings under the plans and for discretionary profit sharing contributions based on employee compensation. The Company also maintains a non-qualified defined benefit retirement program for key employees and officers which provides supplemental retirement benefits funded in part by profit sharing contributions.

Company contributions under the above plans were approximately $4.4 million in both 1994 and 1993, and $4 million in 1992.

Note 9.  Business Segment Information

The Company operates in two business segments:

HealthCare Services

Provides home health care, including skilled nursing, home health aides, physical/occupational/ neurological/speech therapies, pediatric and perinatal care, rehabilitation services, infusion therapy and hospice services; management services for hospital-based home health care agencies; paramedical and occupational health services; and institutional staffing.

Staffing Services

Provides office services, including general office and administrative services, office automation and records management; accounting services; legal and paralegal services; technical services; production/distribution/assembly services; marketing support and telemarketing services; and managed services for corporations.

Information about the Company's operations in different geographic areas and sales between segments is not significant.

Information about the Company's operations, net of merger and integration costs and restructuring charges of $80.9 million and $11.7 million in 1993 and 1992, respectively, related to HealthCare Services, included in Corporate and other, is as follows:

                              Service sales,
                              franchise fees,  Income before
                              management fees  income taxes
                              and other        and extraordinary  Identifiable  Depreciation      Capital
                              income           charge             assets        and amortization  expenditures
                              ---------------  -----------------  ------------  ----------------  ------------
Year ended January 1, 1995
--------------------------
HealthCare Services           $1,147,336       $  64,836          $ 382,091     $ 17,027          $14,251
Staffing Services              1,098,635          45,272            165,108        2,789            5,755
Corporate and other               14,360          10,791            178,759        3,707           22,130
                               ---------         -------            -------       ------           ------
                              $2,260,331       $ 120,899          $ 725,958     $ 23,523          $42,136
                              ==========       =========          =========     ========          =======
Year ended January 2, 1994
--------------------------
HealthCare Services           $1,278,219       $  48,002          $ 201,458     $ 17,655          $15,584
Staffing Services                882,846          28,226            136,580        2,720            3,444
Corporate and other               (3,530)        (74,170)           352,056        5,288           11,042
                               ---------         -------           --------       ------           ------
                              $2,157,535       $   2,058          $ 690,094     $ 25,663          $30,070
                              ==========       =========          =========     ========          =======
Year ended January 3, 1993
--------------------------
HealthCare Services           $1,226,620       $  34,664          $ 228,826     $ 16,836          $10,750
Staffing Services                729,168          17,129            113,691        2,744            2,376
Corporate and other                  306          (3,243)           319,474        6,425            7,617
                               ---------         -------            -------       ------           ------
                              $1,956,094       $  48,550          $ 661,991     $ 26,005          $20,743
                              ==========       =========          =========     ========          =======

Note 10.  Lease Commitments

The Company rents certain properties under noncancellable, long-term operating leases which expire at various dates. Certain of these leases require additional payments for taxes, insurance and maintenance and, in many cases, provide for renewal options. Rent expense, in millions, under all leases was $37 in 1994, $40 in 1993, and $36 in 1992.

Future minimum rental commitments for all noncancellable leases having a remaining term in excess of one year at January 1, 1995, follow:

    1995                    $ 29,565
    1996                    $ 21,573
    1997                    $ 15,400
    1998                    $ 10,302
    1999                    $  6,062
    Thereafter              $ 22,949

Note 11. Quarterly Financial Information (Unaudited)

                                                      First        Second       Third        Fourth
                                                     Quarter      Quarter      Quarter      Quarter
                                                     -------      -------      -------      -------
Year ended January 1, 1995
                                                        $           $            $             $
    Service sales, franchise fees,
        management fees and other income             537,483     562,922      578,299       581,627

    Gross profit                                     161,951     163,606      170,539       176,087

    Net income                                        14,347      16,404       18,184        21,186

    SHARE INFORMATION:

        Primary earnings per share                       .35         .39          .43           .50

        Fully diluted earnings per share                 .34         .38          .41           .48

Year ended January 2, 1994

    Service sales, franchise fees,
        management fees and other income             515,349     538,970      556,675       546,541

    Gross profit                                     162,184     166,931      168,797       164,933

    Income (loss) before extraordinary
      charge                                          10,347      10,785      (46,203)       13,132

    Net income (loss)                                 10,347      10,785      (60,871)       13,132

    SHARE INFORMATION:

        Primary earnings (loss) per share

            Income (loss) before extraordinary
               charge                                    .26         .27        (1.14)          .32

            Net income (loss)                            .26         .27        (1.50)          .32

        Fully diluted earnings (loss) per share

            Income (loss) before extraordinary
               charge                                    .26         .27        (1.14)          .31

            Net income (loss)                            .26         .27        (1.50)          .31

                       REPORT OF INDEPENDENT AUDITORS
                       ------------------------------

To the Board of Directors of Olsten Corporation:

We have audited the accompanying consolidated balance sheets of OLSTEN CORPORATION AND SUBSIDIARIES as of January 1, 1995 and January 2, 1994 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended January 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OLSTEN CORPORATION and SUBSIDIARIES at January 1, 1995 and January 2, 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 1995, in conformity with generally accepted accounting principles.


                                                    COOPERS & LYBRAND L.L.P.


New York, New York
February 6, 1995

                                                                    EXHIBIT 23


                        CONSENT OF INDEPENDENT AUDITORS


                                  -----------



          We consent to the incorporation by reference in the Registration

Statements of Olsten Corporation on Form S-8 (Registration Nos. 33-9804, 33-

41603, 33-66782 and 33-66784) and on Form S-3 (Registration Nos. 33-54463 and

33-66016) of our report dated February 6, 1995, on our audits of the consolidated financial statements of OLSTEN CORPORATION AND SUBSIDIARIES at

January 1, 1995 and January 2, 1994, and for each of the three years in the period ended January 1, 1995, which report is included in this Annual Report on

Form 10-K.



                                        COOPERS & LYBRAND L.L.P.





New York, New York
March 29, 1995

                               EXHIBIT INDEX
                               -------------

 Exhibit No.              Description                  How Filed
 -----------              -----------                  ---------

   3(a)      Restated Certificate of                 Incorporated by
             Incorporation of Registrant, filed      reference
             as Exhibit 3(a) to Registrant's
             Annual Report on Form 10-K for the
             year ended January 2, 1994, is
             incorporated herein by reference.

   3(b)      By-Laws of Registrant, filed as         Incorporated by
             Exhibit 3(b) to Registrant's Annual     reference
             Report on Form 10-K for the year
             ended January 2, 1994, is
             incorporated herein by reference.

   4(a)      Restated Certificate of                 Incorporated by
             Incorporation of Registrant, filed      reference
             as Exhibit 3(a).

   4(b)      By-Laws of Registrant, filed as         Incorporated by
             Exhibit 3(b).                           reference

   4(c)      Amended and Restated Agreement and      Incorporated by
             Plan of Merger dated as of May 10,      reference
             1993 between Registrant and
             Lifetime Corporation, filed as
             Exhibit 2(a) to Registrant's
             Current Report on Form 8-K/A dated
             May 17, 1993, is incorporated
             herein by reference.

   4(d)      Indenture dated as of March 15,         Incorporated by
             1993 between Registrant and Bankers     reference
             Trust Company, as Trustee, relating
             to Registrant's 4 % Convertible
             Subordinated Debentures due 2003,
             filed as Exhibit 4 to Registrant's
             Quarterly Report on Form 10-Q for
             the quarter ended April 4, 1993, is
             incorporated herein by reference.

   4(e)      Warrant Agreement between Lifetime      Incorporated by
             Corporation and American Stock          reference
             Transfer and Trust Company dated
             November 4, 1986, as amended as of
             December 11, 1989 and July 23,
             1993, filed as Exhibit 1 to
             Registrant's Registration Statement
             on Form 8-A dated July 23, 1993, is
             incorporated herein by reference.

 Exhibit No.              Description                   How Filed
 -----------              -----------                   ---------

  *10(a)     Registrant's 1984 Incentive Stock       Incorporated by
             Option Plan, as amended, filed as       reference
             Exhibit 10(a) to Registrant's
             Annual Report on Form 10-K for the
             year ended January 2, 1994, is
             incorporated herein by reference.

  *10(b)     Registrant's 1984 Non-Qualified         Incorporated by
             Stock Option Plan, as amended,          reference
             filed as Exhibit 10(b) to
             Registrant's Annual Report on Form
             10-K for the year ended January 2,
             1994, is incorporated herein by
             reference.

  *10(c)     Registrant's Incentive Restricted       Incorporated by
             Stock Plan, as amended, filed as        reference
             Exhibit 10(e) to Registrant's
             Annual Report on Form 10-K for the
             year ended January 2, 1994, is
             incorporated herein by reference.

  *10(d)     Form of agreement under                 Incorporated by
             Registrant's Incentive Restricted       reference
             Stock Plan, filed as Exhibit 10(g)
             to Registrant's Annual Report on
             Form 10-K for the year ended
             December 30, 1990, is incorporated
             herein by reference.

   10(e)     Amended and Restated Credit             Filed herewith
             Agreement dated as of September 9,
             1994 among Registrant and certain
             of its Subsidiaries signatory
             thereto, the Banks signatory
             thereto and The Chase Manhattan
             Bank, N.A., as Agent, covering $200
             million credit facility.

  *10(f)     Registrant's 1990 Non-Qualified         Incorporated by
             Stock Option Plan for Non-Employee      reference
             Directors and Consultants, as
             amended and restated, is
             incorporated by reference to
             Exhibit C to Registrant's
             definitive Proxy Statement with
             respect to its 1995 Annual Meeting
             of Shareholders.






 *Management contract or compensatory plan or arrangement.

 Exhibit No.              Description                   How Filed
 -----------              -----------                   ---------

  *10(g)     Registrant's Supplemental               Incorporated by
             Retirement Plan for Key Executives      reference
             filed as Exhibit 10(k) to
             Registrant's Annual Report on Form
             10-K for the year ended January 3,
             1993, is incorporated herein by
             reference.

  *10(h)     Registrant's Executive Voluntary        Incorporated by
             Deferred Compensation Plan and          reference
             Trust Agreement between Registrant
             and Prudential Trust Company, filed
             as Exhibit 10(k) to Registrant's
             Annual Report on Form 10-K for the
             year ended January 2, 1994, is
             incorporated herein by reference.

  *10(i)     Registrant's Retirement Plan for        Incorporated by
             Outside Directors and Consultants,      reference
             filed as Exhibit 10(l) to
             Registrant's Annual Report on Form
             10-K for the year ended January 2,
             1994, is incorporated herein by
             reference.

  *10(j)     Registrant's Deferred Compensation      Incorporated by
             Plan for Outside Directors, filed       reference
             as Exhibit 10(m) to Registrant's
             Annual Report on Form 10-K for the
             year ended January 2, 1994, is
             incorporated herein by reference.

  *10(k)     1987 Stock Option Plan, as amended,     Incorporated by
             of Lifetime Corporation, filed as       reference
             Exhibit 10(c) to Lifetime
             Corporation's Annual Report on Form
             10-K for the year ended December
             31, 1992, is incorporated herein by
             reference.

  *10(l)     1989 Non-Employee Directors Stock       Incorporated by
             Option Plan, as amended, of             reference
             Lifetime Corporation, filed as
             Exhibit 10(d) to Lifetime
             Corporation's Annual Report on Form
             10-K for the year ended December
             31, 1992, is incorporated herein by
             reference.

  *10(m)     Employment Agreement dated March        Incorporated by
             28, 1994 between Registrant and         reference
             Frank N. Liguori, filed as Exhibit
             10(q) to Registrant's Annual Report

 *Management contract or compensatory plan or arrangement.

 Exhibit No.              Description                   How Filed
 -----------              -----------                   ---------

             on Form 10-K for the year ended
             January 2, 1994, is incorporated
             herein by reference.

  *10(n)     Agreement dated November 8, 1993        Incorporated by
             between Registrant and Frank N.         reference
             Liguori covering incentive award
             under Incentive Restricted Stock
             Plan and amendment thereto dated
             March 27, 1994, filed as Exhibit
             10(r) to Registrant's Annual Report
             on Form 10-K for the year ended
             January 2, 1994, is incorporated
             herein by reference.

  *10(o)     Form of change in control agreement     Filed herewith
             between Registrant and each of
             Robert A. Fusco, Richard A. Piske,
             III and Gerald J. Kapalko.

   10(p)     Amended and Restated Agreement and      Incorporated by
             Plan of Merger dated as of May 10,      reference
             1993 between Registrant and
             Lifetime Corporation, filed as
             Exhibit 2(a) to Registrant's
             Current Report on Form 8-K/A dated
             May 17, 1993, is incorporated
             herein by reference.

  *10(q)     Registrant's 1994 Stock Incentive       Incorporated by
             Plan, as amended and restated, is       reference
             incorporated by reference to
             Exhibit B to Registrant's
             definitive Proxy Statement with
             respect to its 1995 Annual Meeting
             of Shareholders.

  *10(r)     Registrant's Executive Officer          Incorporated by
             Bonus Plan is incorporated by           reference
             reference to Exhibit C to
             Registrant's definitive Proxy
             Statement with respect to its 1994
             Annual Meeting of Shareholders.

   21        Subsidiaries of Registrant.             Filed herewith

   23        Consent of Coopers & Lybrand,           Filed herewith
             independent auditors, appearing on
             page F-17 of this Annual Report on
             Form 10-K.

   27        Financial Data Schedule.                Filed herewith


 *Management contract or compensatory plan or arrangement.