Form 10-Q
period 1995-04-02
OLSTEN CORP
filed 1995-05-08
CIK 74386

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

- ----- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
| X |                       EXCHANGE ACT OF 1934
- -----
For the quarterly period ended   April 2, 1995
                                ---------------

                         Commission File No. 0-3532
                                            --------

                           OLSTEN CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           DELAWARE                                      13-2610512
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)



175 Broad Hollow Road, Melville, New York                   11747-8905
- -----------------------------------------            -------------------
(Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code     (516) 844-7800
                                                     -------------------


The Olsten Corporation
- --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           YES      X       NO
                                              -------------   ------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at May 2, 1995
- ------------------------------------           ---------------------------
Common Stock, $.10 par value                         32,456,574 shares
Class B Common Stock, $.10 par value                  9,251,718 shares

                                   INDEX
                                  -------





                                                                   Page No.
                                                                  ---------

PART I -  FINANCIAL INFORMATION


 Item 1.  Financial Statements.

          Consolidated Balance Sheets -
          April 2, 1995 (Unaudited) and January 1, 1995                   2

          Consolidated Statements of Income (Unaudited) -
          Quarters Ended April 2, 1995 and
          April 3, 1994, respectively                                     3

          Consolidated Statements of Cash Flows
          (Unaudited) - Quarters Ended
          April 2, 1995 and April 3, 1994                                 4

          Notes to Consolidated Financial Statements
          (Unaudited)                                                     5

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.                6 - 7

PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K.                               7


SIGNATURES                                                                8

                      PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
        ---------------------

                     Olsten Corporation and Subsidiaries
                        Consolidated Balance Sheets
                    (In thousands, except share amounts)

   ASSETS                                      April 2, 1995   January 1, 1995
                                               -------------   ---------------
                                                (Unaudited)
   CURRENT ASSETS:
     Cash (Note 2)                              $ 89,131         $ 68,338
     Receivables, net                            323,238          319,613
     Other current assets                         40,745           51,575
                                                ---------        ---------
      Total current assets                       453,114          439,526

   FIXED ASSETS, NET                              81,556           72,543

   INTANGIBLES, NET                              197,130          200,972

   OTHER ASSETS                                    6,087           12,917
                                                ---------        ---------
                                                $737,887         $725,958
                                                =========        =========
   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accrued expenses                           $ 66,746         $ 71,889
     Insurance costs                              41,224           47,301
     Payroll and related taxes                    33,986           30,241
     Accounts payable                             13,856           15,625
                                                ---------        ---------
      Total current liabilities                  155,812          165,056

   LONG-TERM DEBT (Note 3)                       125,000          125,000

   OTHER LIABILITIES                              53,378           49,899

   SHAREHOLDERS' EQUITY:
     Common stock $.10 par value; authorized
       110,000,000 shares; issued 32,445,354 and
       32,257,321 shares, respectively             3,245            3,226
     Class B common stock $.10 par value;
       authorized 50,000,000 shares; issued
       9,252,717 and 9,266,496 shares,
       respectively                                  925              927
     Additional paid-in capital                  234,499          232,594
     Retained earnings                           165,875          150,506
     Cumulative translation adjustment              (847)          (1,250)
                                                ---------        ---------
     Total shareholders' equity                  403,697          386,003
                                                ---------        ---------
                                                $737,887         $725,958
                                                =========        =========
See notes to consolidated financial statements.

                     Olsten Corporation and Subsidiaries
                     Consolidated Statements of Income
                    (In thousands, except share amounts)
                                (Unaudited)



                                               First Quarter Ended
                                              ---------------------

                                           April 2,             April 3,
                                             1995                 1994
                                           ---------            ---------
    Service sales, franchise fees,
      management fees and other income     $575,503             $537,483

    Cost of services sold                   402,602              375,533
                                           ---------            ---------
      Gross profit                          172,901              161,950

    Selling, general and
      administrative expenses               140,157              134,715

    Interest expense, net (Note 3)              646                2,155
                                           ---------            ---------
      Income before income taxes             32,098               25,080

    Income taxes                             13,385               10,734
                                           ---------            ---------
      Net income from operations
        before minority interest             18,713               14,346

    Minority interest                            11                   --
                                           ---------            ---------

      Net income                           $ 18,702             $ 14,346
                                           =========            =========

    SHARE INFORMATION:
    -----------------

      Primary:

        Net income                         $    .44             $    .35
                                           =========            =========
        Average shares outstanding           42,328               41,463
                                           =========            =========
      Filly diluted:

        Net income                         $    .43             $    .34
                                           =========            =========
        Average shares outstanding           45,977               45,720
                                           =========            =========




See notes to consolidated financial statements.

                   Olsten Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows
                               (In thousands)
                                (Unaudited)


                                                      First Quarter Ended
                                                     ---------------------

                                                  April 2, 1995  April 3, 1994
                                                  -------------  -------------
    OPERATING ACTIVITIES:
      Net income                                     $ 18,702      $ 14,346
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                   6,356         6,000
        Deferred income taxes                           4,100        15,500
        Changes in assets and liabilities:
          Accounts receivable, and other
            current assets                              3,105        (9,413)
          Current liabilities                          (9,244)        4,260
          Other, net                                   13,901       (14,576)
                                                     ---------      ---------


    NET CASH PROVIDED BY OPERATING ACTIVITIES          36,920        16,117

    INVESTING ACTIVITIES:
      Purchases of fixed assets                       (13,294)       (4,276)
      Acquisitions of businesses and
        reacquisitions of franchises                   (1,246)         (679)
                                                     ---------      ---------

    NET CASH USED IN INVESTING ACTIVITIES             (14,540)        (4,955)

    FINANCING ACTIVITIES:
      Net repayments of line of credit
        agreements                                         --         (3,000)
      Cash dividends                                   (3,333)        (2,435)
      Issuances of common stock under stock plans       1,746          4,013
                                                     ---------      ---------


    NET CASH USED IN FINANCING ACTIVITIES              (1,587)        (1,422)
                                                     ---------      ---------

    NET INCREASE IN CASH                               20,793          9,740

    CASH AT BEGINNING OF PERIOD                        68,338         24,709
                                                     ---------      ---------
    CASH AT END OF PERIOD                            $ 89,131       $ 34,449
                                                     =========      =========





See notes to consolidated financial statements.

                   Olsten Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements
                               (In thousands)
                                (Unaudited)


1. Accounting Policies
   --------------------

   The consolidated financial statements have been prepared by Olsten Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for each period presented.

2. Investment in Norsk Personal A.S.
   ----------------------------------

   On March 30, 1995, the Company entered into an agreement to acquire a
   50.1 percent interest in Norsk Personal A.S. for $24.8 million.
   At April 2, 1995, these funds were held in escrow pending Norwegian government approval of the transaction and are included in cash.

3. Long-Term Debt
   ---------------

   Interest expense, net, consists of interest on long-term debt for the quarter of $1.4 million in 1995 and $2.5 million in 1994 offset by interest income from investments of $759 thousand and $386 thousand, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and
        -----------------------------------------------------------------
         Results of Operations.
        -----------------------


Results of Operations
- ----------------------

Net income for the first quarter increased 30.4% to $18.7 million, or $.44 per share, compared to $14.3 million or $.35 per share. The increases over 1994 resulted from increased profit growth in each of its businesses, as the Company capitalized on continuing strong demand for Staffing Services and its strategic positioning of HealthCare Services.

Revenues increased $38 million or 7% to $575.5 million for the first quarter, as compared to $537.5 million for last year's first quarter. Staffing
Services reported increased revenues of 26%, reflecting gains in volume and bill rates, as major corporate clients utilize the Company's services on an increasing basis. As anticipated, revenues for HealthCare Services declined 8% primarily due to the sale in the fourth quarter of operations to Columbia HCA and the resulting shift in certain Medicare business from company-owned to a managed operation under the Hospital Contract Program.

Costs of services increased $27.1 million, or 7.2%, to $402.6 million for the quarter due primarily to the growth in revenues. As a percentage of revenues, such expenses increased .1% to 70% for the quarter. Gross margins as a percentage of revenues decreased to 30% for the quarter from 30.1% for last year's first quarter primarily as a result of the faster rate of growth of Staffing Services which operates at lower gross margins than HealthCare Services.

Selling, general and administrative expenses for the first quarter increased $5.4 million, or 4%, to $140.2 million from $134.7 million last year. As a percentage of revenues, such expenses decreased .7% to 24.4% for the quarter as a result of the Company's ability to effectively manage operating costs and the transfer of former company-owned HealthCare operations to a managed business under the Hospital Contract Program.

Net interest expense was $646 thousand and $2.2 million for the first quarters of 1995 and 1994, respectively. This primarily reflects borrowing costs on long-term debt offset by interest income on investments. The decrease resulted from repayment of debt in the second quarter of 1994 and increased income on investments from improved concentration and investment of operating cash.

Liquidity and Capital Resources
- --------------------------------

Working capital at April 2, 1995, including $89.1 million in cash, was $297.3 million. The Company has temporarily invested available funds primarily in short-term, interest-bearing investments. Included in cash was $24.8 million held in escrow pending approval by the Norwegian government of the acquisition of Norsk Personal A.S.

The Company has a revolving credit agreement with six banks for up to $200 million in borrowings and letters of credit. At April 2, 1995, there were no borrowings and $65 million in standby letters of credit outstanding. The Company believes that its levels of working capital and liquidity and its available sources of funds are sufficient to support present operations and to continue to fund future growth and business opportunities as the Company increases its scope of services.


                               PART II -  OTHER INFORMATION


 Item 6.  Exhibits and Reports on Form 8-K.
          ----------------------------------
          (a) The following exhibit is filed herewith:

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















                                OLSTEN CORPORATION
                                  (REGISTRANT)





Date:  May  8, 1995          By: /s/ Frank N. Liguori
                                 ------------------------------
                                 Frank N. Liguori
                                 Chairman and Chief
                                 Executive Officer



Date:  May  8, 1995          By: /s/ Anthony J. Puglisi
                                 -------------------------------
                                 Anthony J. Puglisi
                                 Senior Vice President - Finance
                                 Chief Financial Officer

                                  EXHIBIT INDEX




                     Exhibit 27 - Financial Data Schedule