Form 10-K/A
period 1995-01-01
OLSTEN CORP
filed 1995-08-03
CIK 74386

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-K/A

                              AMENDMENT NO. 1

                                    to

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended  January 1, 1995
                                           ---------------

                         Commission File No. 0-3532
                                            --------

                             OLSTEN CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           DELAWARE                                      13-2610512
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)



175 Broad Hollow Road, Melville, New York            11747-8905
- ------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code     (516) 844-7800
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

Item 6 "Selected Financial Data" in Registrant's Annual Report on Form 10-K for Registrant's fiscal year ended January 1, 1995 previously filed with the Securities and Exchange Commission is hereby amended as follows:



Item 6.  Selected Financial Data.
- -------  ------------------------

                                   OLSTEN CORPORATION AND SUBSIDIARIES
                                           SELECTED FINANCIAL DATA
                                           -----------------------
(In thousands, except share amounts)
                                      1994           1993           1992           1991           1990
                                        $              $              $              $              $

Service sales, franchise fees,
 management fees and other
 income                            2,260,331      2,157,535      1,956,094       1,696,703      1,331,485
Income (loss)
 before extraordinary charge          70,121        (11,939)        26,763         (10,392)        29,480
Net income (loss)                     70,121        (26,607)        26,763         (10,392)        30,104
Total assets                         725,958        690,094        661,991         631,946        623,551
Working capital                      274,470        241,031        230,884         215,456        149,692
Long-term debt                       125,000        176,057        150,419         211,471        170,217
Shareholders' equity                 386,003        304,320        318,722         237,936        242,348

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


                                      OLSTEN CORPORATION
                                      ------------------
                                         (REGISTRANT)


          Date: August 3, 1995        By:/s/ Laurin L. Laderoute, Jr.
                                      -------------------------------
                                      Laurin L. Laderoute, Jr.
                                      Vice President