Form 10-Q
period 1995-07-02
OLSTEN CORP
filed 1995-08-15
CIK 74386

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

----- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
| X |                       EXCHANGE ACT OF 1934
-----
For the quarterly period ended   July 2, 1995
                                ---------------

                         Commission File No. 0-3532
                                            --------

                           OLSTEN CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           DELAWARE                                      13-2610512
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)



175 Broad Hollow Road, Melville, New York                11747-8905
-----------------------------------------            -------------------
(Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code     (516) 844-7800
                                                     -------------------


                               Not Applicable
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           YES      X       NO
                                              -------------   ------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                     Outstanding at August 11, 1995
------------------------------------    -------------------------------
Common Stock, $ .10 par value                       32,529,878 shares
Class B Common Stock, $.10 par value                 9,248,876 shares

                                   INDEX
                                  -------





                                                                   Page No.
                                                                  ---------

PART I -  FINANCIAL INFORMATION


 Item 1.  Financial Statements.

          Consolidated Balance Sheets -
          July 2, 1995 (Unaudited) and January 1, 1995                    2

          Consolidated Statements of Income (Unaudited) -
          Quarters and Six Months Ended July 2, 1995 and
          July 3, 1994, respectively                                      3

          Consolidated Statements of Cash Flows
          (Unaudited) - Six Months Ended
          July 2, 1995 and July 3, 1994                                   4

          Notes to Consolidated Financial Statements
          (Unaudited)                                                     5

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.                6 - 7

PART II - OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders.            8

 Item 6.  Exhibits and Reports on Form 8-K.                               9


SIGNATURES                                                               10

                      PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
        ---------------------

                     Olsten Corporation and Subsidiaries
                        Consolidated Balance Sheets
                    (In thousands, except share amounts)

                                               July 2, 1995    January 1, 1995
   ASSETS                                      ------------    ---------------
                                                (Unaudited)
   CURRENT ASSETS:
     Cash                                       $ 60,608         $ 68,338
     Receivables, net                            352,124          319,613
     Other current assets                         34,556           51,575
                                                ---------        ---------
      Total current assets                       447,288          439,526

   FIXED ASSETS, NET                              90,209           72,543

   INTANGIBLES, NET (Note 5)                     224,945          200,972

   OTHER ASSETS                                    6,622           12,917
                                                ---------        ---------
                                                $769,064         $725,958
                                                =========        =========
   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accrued expenses                           $ 67,498         $ 71,889
     Payroll and related taxes                    45,753           30,241
     Insurance costs                              36,942           47,301
     Accounts payable                             12,972           15,625
                                                ---------        ---------
      Total current liabilities                  163,165          165,056

   LONG-TERM DEBT (Note 2)                       125,000          125,000

   OTHER LIABILITIES                              58,607           49,899

   SHAREHOLDERS' EQUITY:
     Common stock $.10 par value; authorized
       110,000,000 shares; issued 32,515,284 and
       32,257,321 shares, respectively             3,252            3,226
     Class B common stock $.10 par value;
       authorized 50,000,000 shares; issued
       9,249,327 and 9,266,496 shares,
       respectively                                  925              927
     Additional paid-in capital                  235,499          232,594
     Retained earnings                           183,492          150,506
     Cumulative translation adjustment              (876)          (1,250)
                                                ---------        ---------
     Total shareholders' equity                  422,292          386,003
                                                ---------        ---------
                                                $769,064         $725,958
                                                =========        =========

See notes to consolidated financial statements.

                    Olsten Corporation and Subsidiaries
                     Consolidated Statements of Income
                    (In thousands, except share amounts)
                                (Unaudited)



                                 Second Quarter Ended      Six Months Ended
                                 --------------------     -------------------

                                  July 2,     July 3,     July 2,      July 3,
                                   1995        1994        1995         1994
                                 ---------   ---------   ---------   ----------
 Service sales, franchise fees,
   management fees and
   other income                  $601,693    $562,922   $1,177,196   $1,100,405

 Cost of services sold            419,462     399,316      822,064      774,849
                                 --------    --------   ----------   ----------
   Gross profit                   182,231     163,606      355,132      325,556

 Selling, general and
   administrative expenses        145,041     133,192      285,198      267,907

 Interest expense, net (Note 2)       740       2,109        1,386        4,264
                                 --------    --------   ----------   ----------
   Income before income taxes      36,450      28,305       68,548       53,385

 Income taxes                      15,131      11,901       28,516       22,635
                                 --------    --------   ----------   ----------
   Net income from operations
     before minority interest      21,319      16,404       40,032       30,750

 Minority interest                    364          --          375           --
                                 --------    --------   ----------   ----------
   Net income                    $ 20,955    $ 16,404   $   39,657   $   30,750
                                 ========    ========   ==========   ==========

 SHARE INFORMATION:
 -----------------
  Primary:

   Net income                    $    .50    $    .39   $      .94   $      .74
                                 ========    ========   ==========   ==========
   Average shares outstanding      42,293      41,981       42,310       41,720
                                 ========    ========   ==========   ==========
  Fully diluted:

   Net income                    $    .48    $    .38   $      .90   $      .72
                                 ========    ========   ==========   ==========
   Average shares outstanding      45,908      45,792       45,902       45,747
                                 ========    ========   ==========   ==========






See notes to consolidated financial statements.

                   Olsten Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows
                               (In thousands)
                                (Unaudited)


                                                        Six Months Ended
                                                     ---------------------

                                                   July 2, 1995   July 3, 1994
                                                   ------------   ------------
    OPERATING ACTIVITIES:
      Net income                                     $ 39,657      $ 30,750
      Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation and amortization                 13,282        12,127
         Deferred income taxes                          4,100         4,365
         Changes in assets and liabilities:
          Accounts receivable, and other
            current assets                            (19,592)       (1,692)
          Current liabilities                          (1,891)       15,933
          Other, net                                   16,928         6,679
                                                     ---------      ---------


    NET CASH PROVIDED BY OPERATING ACTIVITIES          52,484        68,162

    INVESTING ACTIVITIES:
      Purchases of fixed assets                       (24,882)      (10,398)
      Acquisitions of businesses and
        reacquisitions of franchises (Note 5)         (31,238)       (2,018)
                                                     ---------      ---------

    NET CASH USED IN INVESTING ACTIVITIES             (56,120)      (12,416)

    FINANCING ACTIVITIES:
      Net repayments of line of credit
        agreements                                        --        (23,000)
      Cash dividends                                   (6,671)       (4,920)
      Issuances of common stock under stock plans       2,577         4,197
                                                     ---------      ---------


    NET CASH USED IN FINANCING ACTIVITIES              (4,094)      (23,723)
                                                     ---------      ---------
    NET (DECREASE) INCREASE IN CASH                    (7,730)       32,023

    CASH AT BEGINNING OF PERIOD                        68,338        24,709
                                                     ---------      ---------
    CASH AT END OF PERIOD                            $ 60,608      $ 56,732
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

2. Long-Term Debt
   ---------------

   Interest expense, net, consists primarily of interest on long-term debt for the quarter of $2.1 million in 1995 and $2.3 million in 1994 offset by interest income from investments of $1.4 million and $145 thousand, respectively. Interest expense, net, for the six months was $3.5 million reduced by interest income of $2.2 million in 1995 and $4.8 million reduced by interest income of $531 thousand in 1994.

3. Subsequent Events
   -----------------

   In August, the Company completed the acquisition of IMI Systems, Inc., a leading international information technology services company and has purchased P.J. Ward Associates, Ltd., a Toronto-based leader in Canadian information technology services.

4. Pending Acquisition/Sale of Businesses
   --------------------------------------

   In May, the Company announced the pending acquisition of Nurse's House Call, the home health care business of Hooper Holmes, Inc., as well as the sale to Hooper Holmes, Inc. of ASB Meditest, Olsten's mobile diagnostic, paramedical and occupational health services company. The transaction is subject to approval of the Hooper Holmes shareholders and is anticipated to close in the third quarter.

5. Acquisition of Norsk Personal A.S.
   -----------------------------------

   In the second quarter, the Company acquired a 50.1 percent interest in Norsk Personal A.S. for $24.8 million. The transaction was accounted for under the purchase method and accordingly, our share of the operating results of Norsk Personal A.S. has been included in the consolidated operating results since the date of the acquisition.

Item 2.  Management's Discussion and Analysis of Financial Condition and
        -----------------------------------------------------------------
         Results of Operations.
        -----------------------

Results of Operations
----------------------

Net income for the second quarter increased 27.7% to $21 million, or $.50 per share, compared to $16.4 million or $.39 per share. Net income for the first six months of 1995 was $39.7 million, or $.94 per share, a 29% increase over the $30.8 million or $.74 per share reported in 1994. The increases over 1994 resulted from increased profit growth in each of our businesses, as we capitalized on continuing strong demand for Staffing Services and our strategic positioning of HealthCare Services.

Revenues increased $38.8 million or 6.9% to $601.7 million for the second quarter, as compared to $562.9 million for last year's second quarter and $76.8 million or 7% to $1.2 billion for the first six months of 1995.
Staffing Services reported increased revenues of 20% for the second quarter and 23% for the six months of 1995, reflecting gains in volume and bill rates, as major corporate clients utilized our services on an increasing basis. As anticipated, revenues for HealthCare Services declined 6% for the second quarter and 7% for the first half of 1995 compared to last year. This decline primarily results from the transfer of Medicare business from company owned to a managed operation under the Hospital Contract Program and the sale of HealthCare Staff Resources in March 1995.

Cost of services increased $20.1 million, or 5%, to $419.5 million for the second quarter and $47.2 million or 6.1% to $822.1 million for the six months of 1995 due primarily to the growth in revenues. As a percentage of revenues, such expenses decreased 1.2% to 69.7% for the quarter and .6% to 69.8% for the six months of 1995. Gross profits as a percentage of revenues increased to 30.3% for the quarter from 29.1% for last year's second quarter and increased to 30.2% from 29.6% for last year's six months primarily as a result of the growth in revenues, reduced workers' compensation and payroll tax costs and the additional management fees generated under the Hospital Contract Program.

Selling, general and administrative expenses increased $11.8 million or 8.9% to $145 million for the second quarter and $17.3 million, or 6.5%, to $285.2 million for the six months. As a percentage of revenues, such expenses increased .4% to 24.1% for the second quarter resulting from market expansion costs and higher depreciation expense related to equipment and computer systems installed. For the six months, selling, general and administrative expenses as a percentage of revenues were essentially flat.

Net interest expense was $740 thousand and $2.1 million for the second quarters of 1995 and 1994, respectively, and $1.4 million as compared to $4.3 million the for six month periods in 1995 and 1994, respectively. Net interest primarily reflects borrowing costs on long-term debt offset by interest income on investments. The decrease resulted from repayment of debt in the second quarter of 1994 and increased income on investments from improved concentration and investment of operating cash.

Liquidity and Capital Resources
--------------------------------

Working capital at July 2, 1995, including $60.6 million in cash, was $284.1 million. The Company has temporarily invested available funds primarily in short-term, interest-bearing investments. The Company has a revolving credit agreement with six banks for up to $200 million in borrowings and letters of credit. At July 2, 1995, there were no borrowings and $61 million in standby letters of credit outstanding. The Company believes that its levels of working capital and liquidity and its available sources of funds are sufficient to support present operations and to continue to fund future growth and business opportunities as the Company increases its scope of services.

                               PART II -  OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------
          (a) The Annual Meeting of Shareholders of the Company was held on April 28, 1995.

          (c) (i) At the Annual Meeting, shareholders elected directors of the Company by votes as follows:

          Name of Director            Votes For            Votes Withheld
          ----------------            ---------            --------------
          Andrew N. Heine             91,430,060                6,480
          Stuart R. Levine            91,432,160                4,380
          Frank N. Liguori            91,430,190                6,350
          John M. May                 25,052,960               87,671
          Miriam Olsten               91,423,910               12,630
          Stuart Olsten               91,432,360                4,180
          Richard J. Sharoff          91,432,360                4,180
          Raymond S. Troubh           25,086,873               53,758
          Josh S. Weston              25,076,487               64,144

              (ii) At the Annual Meeting, shareholders voted upon a proposal to approve amendments to the Company's Restated Certificate of Incorporation. The votes were as follows:

  Votes For          Votes Against        Abstentions        Broker Non-Votes
 -----------         -------------        -----------        ----------------
 112,457,091             994,515             56,672             3,068,893

             (iii) At the Annual Meeting, shareholders voted upon a proposal to approve amendments to the Company's 1994 Stock Incentive Plan. The votes were as follows:

  Votes For          Votes Against        Abstentions        Broker Non-Votes
 -----------         -------------        -----------        ----------------
 114,270,194           2,041,281            121,697               143,999

              (iv) At the Annual Meeting, shareholders voted upon a proposal to approve an amendment to the Company's 1990 Non-Qualified Stock Option Plan for Non-Employee Directors and Consultants. The votes were as follows:

  Votes For          Votes Against        Abstentions        Broker Non-Votes
 -----------         -------------        -----------        ----------------
 114,229,657           2,083,230            120,285               143,999

               (v) At the Annual Meeting, shareholders voted upon a proposal to ratify and approve the appointment by the Board of Directors of Coopers & Lybrand as independent auditors for the Company for its 1995 fiscal year. The votes were as follows:

  Votes For          Votes Against        Abstentions        Broker Non-Votes
 -----------         -------------        -----------        ----------------
 116,493,279              31,714             52,178                  -0-

 Item 6.  Exhibits and Reports on Form 8-K.
          ----------------------------------
          (a) The following exhibits are filed herewith:

              Exhibit  3 - Restated Certificate of Incorporation, as amended, of Company, filed on August 11, 1995, as
                           Exhibit 4.1 to Company's Registration Statement on Form S-8 (No. 33-61763), is incorporated herein by reference.

              Exhibit  4 - Restated Certificate of Incorporation, as amended, of Company, filed on August 11, 1995, as
                           Exhibit 4.1 to Company's Registration Statement on Form S-8 (No. 33-61763), is incorporated herein by reference.

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















                                OLSTEN CORPORATION
                                  (REGISTRANT)





Date:  August 15, 1995       By: /s/ Frank N. Liguori
                                 ------------------------------
                                 Frank N. Liguori
                                 Chairman and Chief
                                 Executive Officer



Date:  August 15, 1995       By: /s/ Anthony J. Puglisi
                                 -------------------------------
                                 Anthony J. Puglisi
                                 Senior Vice President - Finance
                                 Chief Financial Officer

                                  EXHIBIT INDEX




                     Exhibit 27 - Financial Data Schedule