Form 10-Q
period 1995-10-01
OLSTEN CORP
filed 1995-11-08
CIK 74386

                     SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

----- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
| X |                       EXCHANGE ACT OF 1934
-----
For the quarterly period ended   October 1, 1995
                                -----------------

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

                                           YES      X       NO
                                              -------------   ------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                     Outstanding at October 31, 1995
------------------------------------    --------------------------------
Common Stock, $ .10 par value                      33,516,832  shares
Class B Common Stock, $.10 par value                9,308,541  shares

                                   INDEX
                                  -------





                                                                   Page No.
                                                                  ---------

PART I -  FINANCIAL INFORMATION


 Item 1.  Financial Statements.

          Consolidated Balance Sheets -
          October 1, 1995 (Unaudited) and January 1, 1995               2

          Consolidated Statements of Income (Unaudited) -
          Quarters and Nine Months Ended October 1, 1995 and
          October 2, 1994, respectively                                 3

          Consolidated Statements of Cash Flows
          (Unaudited) - Nine Months Ended
          October 1, 1995 and October 2, 1994                           4

          Notes to Consolidated Financial Statements
          (Unaudited)                                                 5 - 6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.              7 - 8

PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K.                             9


SIGNATURES                                                              10

                      PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
        ---------------------

                     Olsten Corporation and Subsidiaries
                        Consolidated Balance Sheets
                    (In thousands, except share amounts)

                                            October 1, 1995    January 1, 1995
   ASSETS                                   ---------------    ---------------
                                              (Unaudited)
   CURRENT ASSETS:
     Cash                                       $ 19,480         $ 68,628
     Receivables, net                            432,659          329,902
     Other current assets                         38,564           52,285
                                                ---------        ---------
      Total current assets                       490,703          450,815

   FIXED ASSETS, NET                              89,514           72,739

   INTANGIBLES, NET (Note 5)                     253,689          203,377

   OTHER ASSETS                                    7,824           13,047
                                                ---------        ---------
                                                $841,730         $739,978
                                                =========        =========
   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accrued expenses                           $125,229         $ 73,001
     Payroll and related taxes                    17,878           32,765
     Insurance costs                              39,439           47,529
     Accounts payable                             16,237           15,932
                                                ---------        ---------
      Total current liabilities                  198,783          169,227

   LONG-TERM DEBT (Note 2)                       125,000          125,000

   OTHER LIABILITIES                              67,711           56,023

   SHAREHOLDERS' EQUITY (Note 3):
     Common stock $.10 par value; authorized
       110,000,000 shares; issued 33,477,097 and
       32,257,321 shares, respectively             3,348            3,226
     Class B common stock $.10 par value;
       authorized 50,000,000 shares; issued
       9,329,318 and 10,113,511 shares,
       respectively                                  933            1,011
     Additional paid-in capital                  242,642          235,228
     Retained earnings                           205,950          151,757
     Cumulative translation adjustment            (2,637)          (1,494)
                                                ---------        ---------
       Total shareholders' equity                450,236          389,728
                                                ---------        ---------
                                                $841,730         $739,978
                                                =========        =========

See notes to consolidated financial statements.

                    Olsten Corporation and Subsidiaries
                     Consolidated Statements of Income
                    (In thousands, except share amounts)
                                (Unaudited)



                                 Third Quarter Ended      Nine Months Ended
                                 --------------------    --------------------

                               October 1,  October 2,  October 1,   October 2,
                                 1995        1994        1995         1994
                               ---------   ---------   ---------   ----------
 Service sales, franchise fees,
   management fees and
   other income                 $647,317    $591,004   $1,855,466   $1,712,679

 Cost of services sold           450,026     416,905    1,294,420    1,207,050
                                 -------    --------   ----------   ----------
   Gross profit                  197,291     174,099      561,046      505,629

 Selling, general and
   administrative expenses       154,829     141,108      446,869      414,074

 Interest expense, net (Note 2)    1,192       1,190        3,003        5,721
                                 --------   --------   ----------   ----------
   Income before income taxes     41,270      31,801      111,174       85,834

 Income taxes                     17,045      13,277       46,161       36,197
                                 --------   --------   ----------   ----------
   Net income from operations
     before minority interest     24,225      18,524       65,013       49,637

 Minority interest                   370          --          745           --
                                 --------   --------   ----------   ----------
   Net income                   $ 23,855    $ 18,524   $   64,268   $   49,637
                                ========    ========   ==========   ==========

 SHARE INFORMATION:
 -----------------
  Primary:

   Net income                   $    .55    $    .43   $     1.48   $     1.16
                                ========    ========   ==========   ==========
   Average shares                 43,427      43,222       43,336       42,913
                                ========    ========   ==========   ==========
  Fully diluted:

   Net income                   $    .53    $    .41   $     1.42   $     1.12
                                ========    ========   ==========   ==========
   Average shares                 47,112      46,900       47,076       46,863
                                ========    ========   ==========   ==========





See notes to consolidated financial statements.

                   Olsten Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows
                               (In thousands)
                                (Unaudited)


                                                       Nine Months Ended
                                                     ---------------------

                                              October 1, 1995  October 2, 1994
                                              ---------------  ---------------

    OPERATING ACTIVITIES:
      Net income                                   $  64,268      $  49,637
      Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation and amortization                20,664         18,488
         Deferred income taxes                         4,100          3,634
         Changes in assets and liabilities,
            net of effects from acquistions:
          Accounts receivable, and other
            current assets                           (41,942)         7,490
          Current liabilities                         (1,579)        11,096
          Other, net                                  10,370         13,161
                                                    ---------      ---------

    NET CASH PROVIDED BY OPERATING ACTIVITIES         55,881        103,506

    INVESTING ACTIVITIES:
      Acquisitions/Dispositions of businesses and
        reacquisitions of franchises(Notes 4 and 5)  (65,319)        (2,261)
      Purchases of fixed assets                      (35,039)       (22,221)
                                                    ---------      ---------

    NET CASH USED IN INVESTING ACTIVITIES           (100,358)       (24,482)

    FINANCING ACTIVITIES:
      Net repayments of line of credit
        agreements                                       --         (34,000)
      Cash dividends                                 (10,076)        (7,406)
      Issuances of common stock under stock plans      5,405          4,566
                                                    ---------      ---------

    NET CASH USED IN FINANCING ACTIVITIES             (4,671)       (36,840)
                                                    ---------      ---------
    NET (DECREASE) INCREASE IN CASH                  (49,148)        42,184

    CASH AT BEGINNING OF PERIOD                       68,628         24,793
                                                    ---------      ---------
    CASH AT END OF PERIOD                           $ 19,480      $  66,977
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

2. Long-Term Debt
   ---------------

   Interest expense, net, consists primarily of interest on long-term debt for the quarter of $2.2 million in 1995 and $2 million in 1994 offset by interest income from investments of $1 million and $829 thousand, respectively. Interest expense, net, for the nine months was $6.1 million reduced by interest income of $3.1 million in 1995 and $7.1 million reduced by interest income of $1.4 million in 1994.

3. Acquisition of IMI Systems, Inc.
   --------------------------------

   In August, the Company completed the acquisition of IMI Systems, Inc. ("IMI"), a leading information technology services company. As a result, the Company issued 847 thousand shares of Class B common stock in exchange for all the outstanding IMI capital stock. Subsequently, substantially all of the Class B common stock issued was converted into common stock. The acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company have been restated for all periods prior to the acquisition to combine the accounts and operations of the Company and IMI. Operating results previously reported for the separate companies for periods prior to the acquisition are as follows:

                                  Second Quarter Ended     Six Months Ended
                                  --------------------  ----------------------
                                  07/02/95    07/03/94   07/02/95    07/03/94
                                  --------    --------   --------    --------
Service sales, franchise fees,
management fees and other income:
     Olsten                       $601,693    $562,922  $1,177,196  $1,100,405
     IMI                            16,106      10,978      30,953      21,270
                                  --------    --------  ----------  ----------
                                  $617,799    $573,900  $1,208,149  $1,121,675
                                  ========    ========  ==========  ==========
Net income:
     Olsten                       $ 20,955    $ 16,404  $   39,657  $   30,751
     IMI                               366         163         756         362
                                  --------    --------  ----------  ----------
                                  $ 21,321    $ 16,567  $   40,413  $   31,113
                                  ========    ========  ==========  ==========

4. Acquisition/Sale of Business
   ------------------------------

   On September 30, 1995, the Company completed a single transaction involving the purchase of Nurse's House Call, the home health care business of Hooper Holmes, Inc. for $72.6 million and the sale of the stock of its wholly owned subsidiary, ASB Meditest, which provides mobile diagnostic, paramedical and occupational health services for $40.6 million. The difference in value was settled for $32 million in cash. The transaction was accounted for under the purchase method and accordingly, the operating results of Nurse's House Call will be included in the consolidated operating results of the Company from the date of the acquisition. The Company recognized a gain of $1.6 million in conjunction with the sale of ASB Meditest.

5. Acquisition of Ready Office S.A.
   --------------------------------

   In September, the Company acquired a 65 percent interest in Ready
   Office S.A., Argentina's oldest and largest independent staffing services company for $2.7 million in cash. The transaction was accounted for under the purchase method and accordingly, the Company's share of the operating results of Ready Office S.A. has been included in the consolidated operating results from the date of the acquisition.

Item 2.  Management's Discussion and Analysis of Financial Condition and
        -----------------------------------------------------------------
         Results of Operations.
        -----------------------

Results of Operations
----------------------

The Company, for the first time, reported the combined financial results of Olsten and IMI, pursuant to the acquisition on August 2, 1995, which was accounted for as a pooling of interests. Accordingly, all comparisons with prior year are based on restated combined results.

Net income for the third quarter increased 28.8% to $23.9 million, or $.55 per share, compared to $18.5 million or $.43 per share. Net income for the first nine months of 1995 was $64.3 million, or $1.48 per share, a 29.5% increase over the $49.6 million or $1.16 per share reported in 1994. The increases over 1994 resulted from increased profit growth in each segment of our business, as the Company capitalized on sustained demand for flexible staffing and the strategic positioning of HealthCare Services.

Revenues increased $56.3 million or 9.5% to $647.3 million for the third quarter, as compared to $591 million for last year's third quarter and $142.8 million or 8.3% to $1.9 billion for the first nine months of 1995. Staffing Services reported increased revenues of 22.7% for the third quarter and 23.6% for the nine months of 1995, reflecting growth in volume contracts, increased bill rates, and acquisitions of businesses. As anticipated, revenues for HealthCare Services declined 5.4% for the third quarter and 6.4% for the first nine months of 1995 compared to last year. This decline results primarily from the divestitures made in October 1994 to enter the Hospital Contract Management business.

Costs of services increased $ 33.1 million, or 7.9%, to $450 million for the third quarter and $87.4 million or 7.2% to $1.3 billion for the nine months of 1995 due primarily to the growth in revenues. As a percentage of revenues, such expenses decreased 1% to 69.5% for the quarter and .7% to 69.8% for the nine months of 1995. Gross margins as a percentage of revenues increased to 30.5% for the quarter from 29.5% for last year's third quarter and increased to 30.2% from 29.5% for last year's nine months. This was primarily a result of growth in revenues, reduced workers' compensation and payroll tax costs together with the additional management fees generated under the Hospital Contract Management business.

Selling, general and administrative expenses increased $13.7 million or 9.7% to $154.8 million for the third quarter and $32.8 million, or 7.9%, to $446.9 million for the nine months. For the quarter and for the nine months, selling, general and administrative expenses as a percentage of revenues remained unchanged.

Net interest expense was $1.2 million for each of the third quarters of 1995 and 1994, and $3 million as compared to $5.7 million the for nine month periods in 1995 and 1994, respectively. Net interest primarily reflects borrowing costs on long-term debt offset by interest income on investments. The decrease for the nine month period resulted from repayment of debt in the third quarter of 1994 and increased income on investments from improved concentration and investment of operating cash.

Liquidity and Capital Resources
--------------------------------

Working capital at October 1, 1995, including $19.5 million in cash, was $210.9 million. The Company has invested available funds primarily in short-term, interest-bearing investments. The Company has a revolving credit agreement with six banks for up to $200 million in borrowings and letters of credit. At October 1, 1995, there were no borrowings and $59.5 million in standby letters of credit outstanding. The Company believes that its levels of working capital and liquidity and its available sources of funds are sufficient to support present operations and to continue to fund future growth and business opportunities as the Company increases its scope of services.

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















                                OLSTEN CORPORATION
                                  (REGISTRANT)





Date:  November 8, 1995      By: /s/ Frank N. Liguori
                                 ------------------------------
                                 Frank N. Liguori
                                 Chairman and Chief
                                 Executive Officer



Date:  November 8, 1995      By: /s/ Anthony J. Puglisi
                                 -------------------------------
                                 Anthony J. Puglisi
                                 Senior Vice President - Finance
                                 Chief Financial Officer

                                  EXHIBIT INDEX




                     Exhibit 27 - Financial Data Schedule