Form 10-K
period 1995-12-31
OLSTEN CORP
filed 1996-03-06
CIK 74386

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-K

----- ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES | X | EXCHANGE ACT OF 1934 [FEE REQUIRED]
-----
       For the fiscal year ended December 31, 1995
                                 -----------------

                         Commission File No. 0-3532
                                             ------

                        OLSTEN CORPORATION
------------------------------------------------------------
   (Exact name of Registrant as specified in its charter)

             DELAWARE                          13-2610512
-------------------------------        --------------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)           Identification No.)

       175 Broad Hollow Road, Melville, New York  11747-8905
---------------------------------------------------------------------
  (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (516) 844-7800
                                                     --------------

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












                          [Cover page 1 fo 2 pages]

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes    X            No
                    ------             -----

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  The aggregate market value of Registrant's voting stock (Common Stock and Class B Common Stock, assuming conversion of Class B
Common Stock into Common Stock on a share for share basis) held by nonaffiliates of Registrant, as of February 27, 1996, was $1,479,861,000 based on the closing price of the Common Stock on the New York Stock Exchange on such date.

                  The number of shares outstanding of Registrant's Common Stock and Class B Common Stock, as of February 27, 1996, were 50,590,713 shares and 13,854,675 shares, respectively, after giving effect to the three-for-two stock split declared on February 16, 1996.


                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------

        Proxy Statement for 1996 Annual Meeting of Shareholders of Registrant. Certain information to be included therein is incorporated by reference into PART III hereof.

























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

Registrant provides both network management services and health care personnel (caregivers) for home health care and provides management services to hospital-based home health agencies.  In Staffing

Services, Registrant provides assignment employees to business,

industry and government and services for the design, development and maintenance of information systems.  Registrant's owned, licensed and franchised operations conduct business through approximately 1,300 offices in 50 states, the District of Columbia, Puerto Rico, Canada,

Mexico, Argentina, Great Britain, Denmark, Germany, Norway and Sweden.

                  Selected financial information relating to Registrant's

industry segments is contained herein in Note 10 of Notes to

Consolidated Financial Statements.

                  Systemwide HealthCare and Staffing sales accounted for

approximately 44% and 56%, respectively, of Registrant's 1995 systemwide sales, approximately 47% and 53%, respectively, of

Registrant's 1994 systemwide sales and approximately 53% and 47%,

respectively, of Registrant's 1993 systemwide sales.  Systemwide sales represent all services and home care visits provided by or through

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

                  Factors that Registrant believes have contributed to the

development of home health care in particular include institutional,

governmental and third-party payor recognition that home health care is a cost-effective alternative to lengthy, more expensive

institutional care; an aging population; increasing consumer awareness and interest in home health care; the psychological benefits of recuperating from an illness or accident in one's own home; and

advanced technology that allows more health care procedures to be provided at home instead of only in hospital settings.

                  Of Registrant's systemwide HealthCare sales, approximately

30% are attributable to Medicare reimbursement and approximately 18%

are attributable to Medicaid reimbursement and state and local government contracts.  Registrant's home health care business is subject to extensive Federal and state regulation covering, among other things, Medicare and Medicaid reimbursement, reporting requirements, certification and licensure standards for certain home health agencies and, in some cases, certificate of need requirements.

Registrant is also subject to Federal and state laws regarding fraud and abuse in the delivery of health care services.  These laws generally prohibit direct or indirect payments, including the offer or solicitation of such payments, for the referral of patients.

                  Registrant is actively pursuing relationships with managed care organizations as a provider and is expanding its capabilities as a network manager for managed care organizations in home health care delivery.  In this role, Registrant manages and contracts for all home health care services.  Registrant believes that its nationwide office network and the quality, range and cost-effectiveness of its services are important factors as it seeks opportunities as a network manager.

In its managed care relationships, Registrant offers the direct and managed provision of care as a single gatekeeper, thereby optimizing utilization.  Registrant is also expanding its health care service delivery capabilities through hospital management contracts to manage hospital-based home health operations in exchange for management fees.

                   In Staffing Services, Registrant provides skilled and semi-

skilled assignment employees in the following broad service areas:

general office, office automation, information technology,

professional accounting support, technical/scientific, legal support,

production/assembly/distribution, marketing support and teleservices.

The provision of staffing services is not generally subject to extensive Federal and state regulation.

                  By supplying an auxiliary work force to its Staffing Services clients, Registrant believes it affords them economies, productivity and flexibility in meeting their requirements for peak periods caused by such recurring factors as seasonal demands, inventories, month-end requirements and vacations and such unpredictable factors as special projects, marketing promotions, illnesses and emergencies.

Assignments of personnel may be for hours, days, weeks, months or longer periods.

                  Utilization of assignment employees has become a valuable and recognized management tool for many companies to convert fixed costs to variable costs, especially in view of corporate reengineering and restructuring in a more competitive global environment.  With the availability of such services, a client can maintain on a

cost-effective basis a nucleus of core personnel that can be supplemented by skilled specialists for long- and short-term assignments.  The expense and inconvenience to a client of hiring additional permanent employees for assignments of a limited duration,

including advertising, interviewing and testing, are eliminated.  The use of Registrant's services also enables clients to eliminate the record keeping, payroll taxes, insurance and administrative costs usually associated with permanent personnel.  A client pays only for actual hours worked by Registrant's assignment employees and may terminate their services immediately upon completion of the job assignment without the adverse effects of lay-offs.

                  In Staffing Services, Registrant is pursuing with clients

alternative staffing service relationships that are becoming increasingly important to Registrant.  Through its Partnership

Program (R) services with major corporate clients, Registrant acts as a master vendor responsible for the recruitment, training and management of large groups of employees for departments at a single site or at multiple sites, allowing its clients to focus better on their core businesses.  Other clients have outsourced entire functions whereby people, processes and technology are all managed by Registrant.

Registrant's services may also include customized training, billing and electronic information exchange programs for its clients. These arrangements can enable a client to better manage personnel expenses and can save a client time and money by reducing its employee recruitment and training efforts, particularly if the client is experiencing a high employee turnover rate.

                  In general, Registrant obtains clients through personal sales presentations, telephone marketing calls, direct mail solicitation,

referrals from other clients and advertising in a variety of local and national media, including the Yellow Pages, newspapers, magazines,

trade publications and television.  Registrant's marketing efforts for

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

Thereafter, employees' performance is reviewed with the client to provide quality control.  Registrant empowers its branch managers and branch directors with a high level of responsibility, providing strong incentives to manage the business effectively at the local level--one of the central ingredients in a business where relationships are vital for success.

                  There is no one client that accounts for as much as 10% of

Registrant's revenues.  In the opinion of Registrant, its business is not seasonal to any material degree.  Except for Registrant's entry into the information technology services industry through the acquisition of IMI Systems Inc. in the United States, P.J. Ward

Associates Ltd. in Canada and Data Vikar in Norway, there have not been any significant changes in the kinds of services rendered or methods of distribution of Registrant since the end of the last fiscal year.

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

                  Registrant has grown and is pursuing expansion opportunities by strengthening relationships with many clients, making strategic acquisitions within and outside the United States, opening additional offices and developing and extending specialized services,

particularly in health care, information technology, accounting and legal support.


Franchise Operations

                  At December 31, 1995, approximately 100 offices were operated by eight franchisees under franchises granted by Registrant.

Franchisees, most of whom provide only services similar to Olsten

Staffing Services, have the exclusive right to market and furnish assignment employees within a designated geographic area using certain of Registrant's trade names, service marks, advertising materials,

sales programs, manuals and forms.  Franchisees receive training from

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

                  Franchisees operate their businesses autonomously within the framework of Registrant's policies and standards, and recruit, employ and pay their own permanent and assignment employees.  Registrant receives royalty fees from each franchise based upon its gross franchise sales.  Royalty fees generally start at 5% of gross franchise sales and decrease based upon volume.  Sales by franchisees to their clients are not included in Registrant's revenues but are included in Registrant's systemwide sales.  Franchise agreements are generally for a term of ten years and typically are renewable at the option of the franchisee for five additional five-year terms.

Registrant may terminate a franchise if the franchisee fails to meet

Registrant's standards or otherwise breaches the franchise agreement.

Registrant is not granting new franchises and has not granted any since 1980.


Licensed Area Representative Operations

                  At December 31, 1995, approximately 90 offices were operated by 55 licensed area representatives.  Substantially all of these offices provided only Staffing Services.  A licensed area

representative is a person authorized by Registrant to operate

Registrant's Staffing Services business within an exclusive marketing area.  The agreements governing licensed area representative operations do not have a stated term.  The licensed area

representative does not have an ownership interest in the business but receives approximately 50% of the office's gross profit margin in the form of commissions, which are reflected in Registrant's selling,

general and administrative expenses.  Sales by licensed area representatives are included in Registrant's revenues.  The licensed area representative is responsible for the office's operating expenses, such as rent, utilities and permanent staff salaries, and

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


Source and Availability of Personnel

                  Caregivers and assignment employees are recruited through

advertising in local and, to a lesser extent, national media.  In addition, a substantial portion of new employees is obtained through referrals by other employees of Registrant.  Registrant interviews,

screens, checks references and evaluates the skills of applicants for employment, utilizing systems and procedures that it has developed and enhanced over the years.  Caregivers and assignment employees are generally employed by Registrant on an as-needed basis dependent upon client demand.  Registrant's employees are generally paid by

Registrant only for time they actually work, subject to a four-hour daily minimum on the days they work.  Although conditions may vary in different areas of the country and with respect to different skill categories, caregivers and assignment employees were generally less available during 1995 than they were in the preceding year.


Importance and Effect of Trademarks Held

                  Various trademarks are registered with the United States

Patent and Trademark Office protecting OLSTEN.  Certain other marks that are registered or in the process of being registered and are utilized in Registrant's business include AMERICA IS COMING HOME WITH US

(SM), CUSTOMIZED ADDED-VALUE (R), MAKE THE SURE CALL (SM), OFISS 2000 (SM),

PARTNERSHIP PROGRAM (R), PRECISE (R) and PROFILER (R).  Under current law,

federal trademark registrations can be renewed indefinitely. National advertising and usage have, in the belief of Registrant, given significance to these marks.


Competitive Position

                  The health care services and staffing services provided by

Registrant also are provided by several companies which operate, as

Registrant does, nationally throughout the United States and by numerous regional and local firms and are highly competitive.  Unlike

Registrant, such companies and firms usually provide either health care services or staffing services, but not both.  Registrant believes that, in terms of systemwide sales, it is North America's largest provider of home health care services and third largest provider of staffing services, as well as one of the world's leading providers of staffing services.

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


Number of Persons Employed

                  At December 31, 1995, Registrant employed approximately 8,800 permanent employees and during 1995 employed approximately 560,000 caregivers and assignment employees.  In addition, Registrant's franchisees employed approximately 600 permanent employees as well as approximately 90,000 assignment employees during 1995.  Employees of franchisees are not Registrant's employees.

                  As the employer of its caregivers and assignment employees,

Registrant is responsible for and pays the employer's share of Social

Security taxes, federal and state unemployment taxes, workers'

compensation insurance and other similar costs.  Wages are generally paid to caregivers and assignment employees by Registrant on an hourly basis and may vary in different geographic areas to give effect to prevailing wages paid for particular skills in the community where the services are performed.  Registrant believes that its relationships with its employees are generally good.

                  All caregivers and assignment employees of Registrant are

covered by general liability insurance and by a fidelity bond maintained by Registrant.  In addition, caregivers are covered by professional medical liability insurance.  Registrant believes that its insurance coverages are adequate for the purposes of its business.


International Operations

                  Registrant, through its Office Angels subsidiary, operates approximately 50 offices in Great Britain to provide temporary and permanent placement services.  Registrant, through subsidiaries,

operates approximately 25 offices to provide assignment employees and

20 offices to provide caregivers in Canada.  In 1994, Registrant purchased a majority interest in a Mexican staffing services company,

now called Olsten STAFF, and operates two offices in Mexico.  In 1995 and early 1996, Registrant wholly acquired, or purchased majority interests in: Norsk Personal A.S., Norway's second-largest staffing company; OFFiS Unternehmen fur Zeitarbeit GmbH & Co. KG, Germany's

third-largest staffing firm; Kontorsjouren AB, Sweden's third-largest staffing firm; Allegro Vikarservice ApS in Denmark; Olsten Ready

Office S.A., Argentina's largest independent staffing firm.  In addition, Registrant's Canadian staffing operation expanded its network in 1995 through the acquisition of P.J. Ward Associates Ltd.

and five other companies.


Item 2.  Properties.

                  The international corporate headquarters of Registrant are located at 175 Broad Hollow Road, Melville, New York.  The building in which the headquarters are located contains approximately 120,000 square feet of office space and is leased from Suffolk County

Industrial Development Agency under a lease terminating on April 13,

2007, at which time Registrant is obligated to purchase the premises and building thereon for One Dollar.  The industrial development revenue bond issued in connection with the acquisition, construction,

renovation and equipping of the headquarters building is held by a wholly-owned subsidiary of Registrant.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

                  No matters were submitted to a vote of security holders

during the fourth quarter of Registrant's 1995 fiscal year.

Item 4(a).  Executive Officers of Registrant.

                  The following table sets forth certain information regarding each of the executive officers of Registrant:

                       Executive       Expiration
                        Officer         of Term       Positions and Offices
Name                     Since   Age   of Office         with Registrant
----                     -----   ---   ---------         ---------------

Frank N. Liguori         1976    49    April 1996   Chairman of the Board and
                                                    Chief Executive Officer

Stuart Olsten            1987    43    April 1996   President and
                                                    Vice Chairman

B. Garfield French       1996    41    April 1996   Executive Vice President
                                                    and Managing Director,
                                                    Olsten International,B.V.

Robert A. Fusco          1992    45    April 1996   Executive Vice President
                                                    and President, Olsten
                                                    Kimberly QualityCare

Gerald J. Kapalko        1993    49    April 1996   Executive Vice President

Richard A. Piske, III    1993    47    April 1996   Executive Vice President
                                                    and President, Olsten
                                                    Staffing Services

William P. Costantini    1992    48    April 1996   Senior Vice President and
                                                    General Counsel

Anthony J. Puglisi       1993    46    April 1996   Senior Vice President-
                                                    Finance and Treasurer

             Frank N. Liguori has been Chairman of the Board of Registrant since February 1992 and its Chief Executive Officer since April 1990. He was Vice Chairman of Registrant from April 1990 to February 1992.

             Stuart Olsten has been Vice Chairman of Registrant since August 1994 and President of Registrant since April 1990. He was Chief Operating Officer of Registrant from April 1990 through July 1993.

             B. Garfield French has been Executive Vice President of Registrant since February 1996 and Managing Director of Olsten International, B.V.
since October 1994. From November 1987 to October 1994, he was Senior Vice President - Canadian and Mid-America Division of Registrant.

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

             Richard A. Piske, III has been Executive Vice President of Registrant and President, Olsten Staffing Services, since September 1993. From March 1990 to September 1993, he was Senior Vice President - Southeast Division of Registrant.

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

Stock (symbol OLS) has been listed on the New York Stock Exchange since

December 15, 1994.  Prior thereto, it was listed on the American Stock

Exchange.  The following table sets forth the high and low prices (rounded to the nearest eighth after adjusting for the three-for-two stock split declared on February 16, 1996) of the Common Stock for each quarter during fiscal 1995 and 1994, as reported by the applicable Exchange:

                                            1995                  1994
_____________________________________________________________________________
                                       High      Low          High      Low
                                       ----      ---          ----      ---
                                         $        $             $        $
1st Quarter                           23-3/4    20-1/2       23-1/4    18-3/4
2nd Quarter                           24-1/4    18-7/8       23        19-3/8
3rd Quarter                           26-3/8    21-1/2       25-1/4    20-3/4
4th Quarter                           28-1/4    24-1/2       26        19-1/4
_____________________________________________________________________________

                  There is no established public trading market for Registrant's

Class B Common Stock, which is subject to significant restrictions on sale.

Registrant's Class B Common Stock, which has ten votes per share, is convertible at any time on a share for share basis into Registrant's Common

Stock, which has one vote per share.


                  Holders

                  On February 27, 1996 there were approximately 1,470 holders of record of Registrant's Common Stock (including brokerage firms holding

Registrant's Common Stock in "street name" and other nominees) and 540 holders of record of Registrant's Class B Common Stock.

        Dividends per share*                        Fiscal Year
        --------------------                ------------------------
                                            1995                  1994
                                            --------------------------

         Cash dividends**
           Common Stock                      $.21                $.16
           Class B Common Stock               .21                 .16






























_________________
 * Per share data have been adjusted for three-for-two stock split declared February 16, 1996.

**    Registrant paid quarterly dividends in its two most recent fiscal years.

Item 6.           Selected Financial Data.

                      OLSTEN CORPORATION AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                             -----------------------



(In thousands, except share amounts)
                                  1995          1994          1993          1992          1991
                                  ----          ----          ----          ----          ----
                                   $             $              $             $             $

Service sales, franchise fees,
 management fees and other
 income                        2,518,875     2,307,667     2,196,678     1,990,733     1,725,166
Income (loss) before
 extraordinary charge             90,469        71,242       (11,243)       27,531       (10,472)
Net income (loss)                 90,469        71,242       (25,911)       27,531       (10,472)
Working capital                  327,928       281,588       246,261       235,227       218,450
Total assets                     891,918       739,978       701,038       672,470       641,339
Long-term debt                   180,780       125,000       176,057       150,419       211,471
Shareholders' equity             472,045       389,728       306,866       320,564       239,081

SHARE INFORMATION:
 Primary earnings (loss) per share:
      Income (loss) before
       extraordinary charge         1.39          1.11          (.19)          .49          (.19)
      Net income (loss)             1.39          1.11          (.43)          .49          (.19)

 Fully diluted earnings (loss)
  per share:
      Income (loss) before
       extraordinary charge         1.33          1.07          (.19)         .49           (.19)
      Net income (loss)             1.33          1.07          (.43)         .49           (.19)

Cash dividends                       .21           .16           .16          .13            .11
Book value                          7.34          6.13          4.96         5.42           4.45

SYSTEMWIDE SALES:
      HealthCare Services      1,321,440     1,214,543     1,288,870    1,238,221      1,115,377
      Staffing Services        1,684,668     1,391,342     1,125,894      937,914        766,705
                               ---------     ---------     ---------    ---------     ----------
                               3,006,108     2,605,885     2,414,764    2,176,135      1,882,082
                               =========     =========     =========    =========      =========


Share information has been retroactively restated for the three-for-two stock split declared on February 16, 1996.

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

                         OLSTEN CORPORATION & SUBSIDIARIES
                              MANAGEMENT'S DISCUSSION
                              ---------------------
                                  AND ANALYSIS OF
                                  ---------------
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ---------------------------------------------

Results of Operations

Operating results reflect the combined operations of Olsten Corporation (the "Company") and IMI Systems Inc. ("IMI"), acquired August 2, 1995, and Lifetime Corporation ("Lifetime"), pursuant to the merger completed on July 30, 1993. Both of these transactions were accounted for as poolings of interests. Comparisons with prior years are based on restated combined results. Results for 1993 included merger and integration costs of $80.9 million, as well as an extraordinary charge, net of taxes, of $14.7 million relating to the prepayment of debt assumed in the Lifetime merger.

Primary earnings per share, as retroactively adjusted for the three-for-two stock split declared on February 16, 1996, increased 25 percent to $1.39 in 1995 versus $1.11 in 1994. Excluding the effects of the non-recurring charges described above, primary earnings per share for 1994 increased 41 percent from $.79 in 1993.

Systemwide sales for the Company's two segments increased 15 percent, to $3 billion in 1995; 8 percent, to $2.6 billion in 1994; and 11 percent, to $2.4 billion in 1993. Systemwide sales represent sales generated by Company, licensed and franchised offices, and hospital-based home health agencies under management. The presentation of systemwide sales is provided to reflect the entire scope of Olsten's operations. This has become a key statistic, particularly in measuring the effect of the hospital contract management services business entered into by the Company's HealthCare Services subsidiary.

Revenues increased 9 percent in 1995 to $2.5 billion compared to $2.3 billion in 1994. This increase reflects the continued strong demand for the Company's services. Revenues in 1994 rose 5 percent from $2.2 billion in 1993.

HealthCare Services' revenues declined 6 percent in 1995 and 10 percent in 1994, as expected, resulting primarily from divestitures made by the Company in order to strategically position itself to build its hospital contract management services business. In connection with this strategy, the hospital contract management services' systemwide sales increased to $247.5 million in 1995 from $37.5 million in 1994.

Staffing Services' revenues grew 24 percent in 1995 with 5 percent coming from international acquisitions. Revenue increases were primarily attributable to increased volume and improved bill rates. In addition, the Company continued to improve its Partnership Program (R) services and strategic alliance business with major U.S.-based multinational companies. Staffing Services revenues grew 24 percent in 1994 as the Company capitalized on a strong demand for assignment employees.

Cost of services sold increased 8 percent, to $1.8 billion in 1995; 6 percent, to $1.6 billion in 1994; and 11 percent, to $1.5 billion in 1993. As a percentage of revenues, such expenses were 69.8 percent, 70.3 percent and 69.3 percent in 1995, 1994 and 1993, respectively. Gross margins as a percentage of revenues were 30.2 percent in 1995, 29.7 percent in 1994 and 30.7 percent in 1993. The increase in 1995 compared to 1994 was a result of revenue growth, reduced workers' compensation and payroll tax costs together with the additional management fees generated under the hospital contract management services business. The decrease in 1994 from 1993 was a result of the faster growth of the Staffing Services business, which operates at lower average gross margins than HealthCare Services.

Selling, general and administrative expenses as a percentage of revenues were
23.8 percent, 24.1 percent and 26 percent in 1995, 1994 and 1993, respectively. The decreases resulted from both enhanced cost control and increased revenues.

Net interest expense of $4.8 million, $5.7 million and $18.4 million, in 1995, 1994 and 1993, respectively, reflected borrowing costs on long-term debt offset by interest income on investments. The decrease in net interest expense in 1995 resulted from repayment of debt in the third quarter of 1994 and increased income on investments. The decrease in net interest expense in 1994 resulted from the repayment of $137 million of double-digit coupon Lifetime debt in 1993, the conversion to equity of $14 million of high coupon debt assumed in the merger with Lifetime, and the repayment of $34 million of borrowings under the Company's revolving credit agreement in 1994.

The combination of the factors previously described increased pre-tax income from operations, excluding the merger and integration costs, to $156.2 million in 1995, compared to $122.9 million in 1994 and $84.2 million in 1993.

Excluding the impact of the non-recurring charges, the 1995 effective income tax rate was 41.3 percent, compared to 42 percent in 1994 and 43.7 percent in 1993. The Company's effective rate has exceeded the Federal statutory rate primarily because of non-deductible goodwill amortization and state income taxes, which vary from year to year in relation to the mix of taxable income by state.

Liquidity and Capital Resources

Working capital at December 31, 1995, including $40 million in cash, was $327.9 million, an increase of 16 percent over the prior year. Cash decreased $28.6 million to $40 million as a result of cash paid for acquisitions of $90 million offset by cash generated from operations. Receivables increased $101 million primarily as a result of acquisitions and revenue growth. Fixed assets, net, increased $20.1 million primarily relating to the Company's new international headquarters building, computer systems and equipment.

The Company has revolving credit agreements with six banks for up to $210.8 million in borrowings and letters of credit. As of December 31, 1995, there were $55.8 million in borrowings and $61.1 million in standby letters of credit outstanding. The Company believes that its levels of working capital and liquidity and available sources of funds are sufficient to support present operations and to continue to fund future growth and business opportunities as the Company increases its scope of services.

The Company's annual dividend on common stock and Class B common stock, as adjusted for the three-for-two stock split, was 21 cents per share.

Item 8.     Financial Statements and Supplementary Data.

            The following financial statements of Registrant are

included in this Report:

                                                       Page(s) in this Report
                                                       ----------------------


Consolidated Financial Statements:

  Balance Sheets as of December 31, 1995 and                    F-2
    January 1, 1995

  Statements of Income for the three years                      F-3
    ended December 31, 1995

  Statements of Changes in Shareholders' Equity                 F-4
   for the three years ended December 31, 1995

  Statements of Cash Flows for the three years                  F-5
    ended December 31, 1995

  Notes to Consolidated Financial Statements                 F-6 - F-16

Report of Independent Auditors                                  F-17




Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.

            There have been no such changes or disagreements.

                                PART III

Item 10.    Directors and Executive Officers of the Registrant.


            See the information under the caption "Election of

Directors" in Registrant's definitive Proxy Statement with

respect to its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.  See also the information with respect to executive officers of Registrant under Item 4(a) of

PART I hereof, which information is incorporated herein by

reference.

Item 11.    Executive Compensation.

            See the information under the captions "Election of

Directors," "Summary Compensation Table," "Option Grants in Last

Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year End Option Values," "Retirement Plan,"

"Employment Contracts, Termination of Employment and Change-in-

Control Arrangements" and "Compensation Committee Report on

Executive Compensation" in Registrant's definitive Proxy

Statement with respect to its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.


Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.

            See the information under the caption "Security

Ownership of Certain Beneficial Owners and Management" in

Registrant's definitive Proxy Statement with respect to its 1996

Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

            See the information under the caption "Certain

Relationships and Related Transactions" in Registrant's definitive

Proxy Statement with respect to its 1996 Annual Meeting of

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

            (a)(3)    Exhibits:

                       3(a) Restated Certificate of Incorporation of Registrant, as amended, filed as
                                Exhibit 4.1 to Registrant's
                                Registration Statement on Form S-8
                                (File No. 33-61761), is incorporated
                                herein by reference.

                       3(b) By-Laws of Registrant, filed as Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, are incorporated herein by reference.

                       4(a) Restated Certificate of Incorporation of Registrant, as amended, filed as
                                Exhibit 3(a).

                       4(b)     By-Laws of Registrant, filed as Exhibit
                                3(b).

                       4(c) Indenture dated as of March 15, 1993 between Registrant and Bankers Trust Company, as Trustee, relating to Registrant's 4-7/8% Convertible
                                Subordinated Debentures due 2003, filed
                                as Exhibit 4 to Registrant's Quarterly
                                Report on Form 10-Q for the quarter
                                ended April 4, 1993, is incorporated
                                herein by reference.

                       4(d)     Warrant Agreement between Lifetime
                                Corporation and American Stock Transfer
                                and Trust Company dated November 4,
                                1986, as amended as of December 11,
                                1989 and July 23, 1993, filed as
                                Exhibit 1 to Registrant's Registration
                                Statement on Form 8-A dated July 23,
                                1993, is incorporated herein by
                                reference.

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

                      10(e) Amended and Restated Credit Agreement dated as of September 9, 1994 among Registrant and certain of its
                               Subsidiaries signatory thereto, the
                               Banks signatory thereto and The
                               Chase Manhattan Bank, N.A., as Agent,
                               covering $200 million credit facility,
                               filed as Exhibit 10(e) to Registrant's
                               Annual Report on Form 10-K for the year
                               ended January 1, 1995, is incorporated
                               herein by reference.

                     +10(f) First, Second and Third Amendments to Amended and Restated Credit Agreement dated as of September 9, 1994.

                     +10(g) Credit Agreement dated as of December 22, 1995 among Registrant, certain of its subsidiaries signatory thereto and Fleet Bank covering $10.8 million credit facility.





____________________
*Management contract or compensatory plan or arrangement.

+Filed herewith.

                     *10(h) Registrant's 1990 Non-Qualified Stock Option Plan for Non-Employee Directors and Consultants, as amended and restated, is incorporated by reference to Exhibit C to Registrant's definitive Proxy Statement with respect to its 1995 Annual Meeting of Shareholders.

                     *10(i) Registrant's Supplemental Retirement Plan for Key Executives filed as
                               Exhibit 10(k) to Registrant's Annual
                               Report on Form 10-K for the year ended
                               January 3, 1993, is incorporated herein
                               by reference.

                    *10(j)     Registrant's Executive Voluntary
                               Deferred Compensation Plan and Trust
                               Agreement between Registrant and
                               Prudential Trust Company, filed as
                               Exhibit 10(k) to Registrant's Annual
                               Report on Form 10-K for the year ended
                               January 2, 1994, is incorporated herein
                               by reference.

                    *10(k)     Registrant's Retirement Plan for
                               Outside Directors and Consultants,
                               filed as Exhibit 10(l) to Registrant's
                               Annual Report on Form 10-K for the year
                               ended January 2, 1994, is incorporated
                               herein by reference.

                    *10(l) Registrant's Deferred Compensation Plan for Outside Directors, filed as Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

                    *10(m) 1987 Stock Option Plan, as amended, of Lifetime Corporation, filed as Exhibit 10(c) to Lifetime Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

                    *10(n)     1989 Non-Employee Directors Stock
                               Option Plan, as amended, of Lifetime
                               Corporation, filed as Exhibit 10(d) to
                               Lifetime Corporation's Annual Report on
                               Form 10-K for the year ended December
                               31, 1992, is incorporated herein by
                               reference.




____________________
*Management contract or compensatory plan or arrangement.

                    *10(o) Employment Agreement dated March 28, 1994 between Registrant and Frank N. Liguori, filed as Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

                    *10(p)     Agreement dated November 8, 1993
                               between Registrant and Frank N. Liguori
                               covering incentive award under
                               Incentive Restricted Stock Plan and
                               amendment thereto dated March 27, 1994,
                               filed as Exhibit 10(r) to Registrant's
                               Annual Report on Form 10-K for the year
                               ended January 2, 1994, is incorporated
                               herein by reference.

                    *10(q) Form of change in control agreement between Registrant and each of Robert
                               A. Fusco, Richard A. Piske, III and
                               Gerald J. Kapalko, filed as Exhibit
                               10(o) to Registrant's Annual Report on
                               Form 10-K for the year ended January 1,
                               1995, is incorporated herein by
                               reference.

                    *10(r) Registrant's 1994 Stock Incentive Plan, as amended and restated, is incorporated by reference to Exhibit B to Registrant's definitive Proxy
                               Statement with respect to its 1995
                               Annual Meeting of Shareholders.

                    *10(s) Registrant's Executive Officer Bonus Plan is incorporated by reference to Exhibit C to Registrant's definitive Proxy Statement with respect to its 1994 Annual Meeting of Shareholders.

                    +10(t) Lease Agreement dated as of April 1, 1995 between Suffolk County Industrial Development Agency and OLS Holdings, Inc. covering headquarters facility at 175 Broad Hollow Road, Melville, New York.

                    +21        Subsidiaries of Registrant.

                    +23 Consent of Coopers & Lybrand L.L.P., independent auditors, appearing on page F-18 of this Annual Report on Form
                               10-K.

                    +27        Financial Data Schedule.

____________________
*Management contract or compensatory plan or arrangement.

+Filed herewith.

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

      Date: March 4, 1996              By:/s/ Frank N. Liguori
                                          ---------------------
                                          Frank N. Liguori
                                          Chairman and Chief
                                          Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Date: March 4, 1996               By:/s/ Frank N. Liguori
                                          ---------------------
                                          Frank N. Liguori
                                          Chairman and Chief
                                          Executive Officer and Director
                                          (Principal Executive Officer)

     Date: March 4, 1996               By:/s/ Anthony J. Puglisi
                                          ----------------------
                                          Anthony J. Puglisi
                                          Senior Vice President-Finance
                                          and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)

     Date: March 4, 1996               By:/s/ Andrew N. Heine
                                          -------------------
                                          Andrew N. Heine
                                          Director


     Date: March 4, 1996               By:/s/ Stuart R. Levine
                                          --------------------
                                          Stuart R. Levine
                                          Director

     Date: March 4, 1996               By:/s/ John M. May
                                          ---------------
                                          John M. May
                                          Director

     Date: March 4, 1996               By:/s/ Miriam Olsten
                                          -----------------
                                          Miriam Olsten
                                          Director

     Date: March 4, 1996               By:/s/ Stuart Olsten
                                          -----------------
                                          Stuart Olsten
                                          Director

     Date: March 4, 1996               By:/s/ Richard J. Sharoff
                                          ----------------------
                                          Richard J. Sharoff
                                          Director

     Date: March 4, 1996               By:/s/ Raymond S. Troubh
                                          ---------------------
                                          Raymond S. Troubh
                                          Director

     Date: March 4, 1996               By:/s/ Josh S. Weston
                                          ------------------
                                          Josh S. Weston
                                          Director

                       OLSTEN CORPORATION and SUBSIDIARIES

                          INDEX to FINANCIAL STATEMENTS



                                   __________







                                                                    Pages
                                                                    -----




    Consolidated Financial Statements:

        Balance Sheets as of December 31, 1995 and                   F-2
            January 1, 1995

        Statements of Income for the three years                     F-3
            ended December 31, 1995

        Statements of Changes in Shareholders' Equity                F-4
            for the three years ended December 31, 1995

        Statements of Cash Flows for the three                       F-5
            years ended December 31, 1995

        Notes to Consolidated Financial Statements               F-6 - F-16

    Report of Independent Auditors                                   F-17

    Consent of Independent Auditors                                  F-18

                              OLSTEN CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                  ---------------------------
(In thousands, except share amounts)               December 31, 1995          January 1, 1995
                                                    -----------------         ---------------
ASSETS
Current assets
      Cash                                                $  40,049                $  68,628
      Receivables, less allowance for
           doubtful accounts of $24,621
           and $13,722, respectively                        430,919                  329,902
      Prepaid expenses and other current assets              25,047                   23,316
      Refundable and deferred taxes                          12,888                   28,969
                                                            -------                   -------
           Total current assets                             508,903                  450,815

Fixed assets, net                                            92,879                   72,739

Intangibles, principally goodwill, net of
      accumulated amortization of $68,154
      and $62,259, respectively                             283,089                  203,377

Other assets                                                  7,047                   13,047
                                                            -------                   -------
                                                          $ 891,918                $ 739,978
                                                            =======                   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accrued expenses                                    $  72,202                $  73,001
      Payroll and related taxes                              49,434                   32,765
      Insurance costs                                        34,948                   47,529
      Accounts payable                                       24,391                   15,932
                                                            -------                  -------
           Total current liabilities                        180,975                  169,227

Long-term debt                                              180,780                  125,000

Other liabilities                                            58,118                   56,023

Commitments                                                      --                       --

Shareholders' equity
      Common stock $.10 par value; authorized
           110,000,000 shares; issued 50,428,046
           shares and 32,257,321 shares,
           respectively                                       5,043                    3,226
      Class B common stock $.10 par value;
           authorized 50,000,000 shares;
           issued 13,906,891 shares and 10,113,511
           shares, respectively                               1,391                    1,011
      Additional paid-in capital                            238,645                  235,228
      Retained earnings                                     228,721                  151,757
      Cumulative translation adjustment                      (1,755)                  (1,494)
                                                            -------                  -------
           Total shareholders' equity                       472,045                  389,728
                                                            -------                  -------
                                                          $ 891,918                $ 739,978
                                                            =======                  =======

See notes to consolidated financial statements.

                          OLSTEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                           ---------------------------------
For the Three Years Ended December 31, 1995
(In thousands, except share amounts)    December 31, 1995       January 1, 1995        January 2, 1994
                                        -----------------       ---------------        ---------------
Service sales, franchise
   fees, management fees and
   other income                               $2,518,875            $2,307,667             $2,196,678

Cost of services sold                          1,757,319             1,622,060              1,523,133
                                               ---------             ---------              ---------
   Gross profit                                  761,556               685,607                673,545

Selling, general and administrative
   expenses                                      600,607               557,005                570,906

Interest expense, net                              4,761                 5,697                 18,449

Merger and integration costs                          --                    --                 80,911
                                               ---------            ----------              ---------
   Income before income taxes, minority
       interests and extraordinary charge        156,188               122,905                  3,279

Income taxes                                      64,568                51,663                 14,522
                                               ---------            ----------              ---------
   Income (loss) before minority interests
       and extraordinary charge                   91,620                71,242                (11,243)

Minority interests                                 1,151                    --                    --
                                              ----------            ----------              ---------
   Income (loss) before extraordinary charge      90,469                71,242                (11,243)

Extraordinary charge, net                             --                    --                (14,668)
                                              ----------            ----------              ---------
   Net income (loss)                           $  90,469            $   71,242             $  (25,911)
                                               =========            ==========             ==========
SHARE INFORMATION:
-----------------
   Primary earnings (loss) per share:
       Income (loss) before extraordinary
         charge                                    $1.39                 $1.11                  $(.19)

       Extraordinary charge, net                      --                    --                   (.24)
                                                   -----                 -----                  -----
       Net income (loss)                           $1.39                 $1.11                  $(.43)
                                                   =====                 =====                  =====
       Average shares outstanding                 65,108                64,367                 60,467
                                                  ======                ======                 ======
   Fully diluted earnings (loss) per share:

       Income (loss) before extraordinary
         charge                                    $1.33                 $1.07                  $(.19)

       Extraordinary charge, net                      --                    --                   (.24)
                                                   -----                 -----                  -----
       Net income (loss)                           $1.33                 $1.07                  $(.43)
                                                   =====                 =====                  =====
       Average shares outstanding                 70,704                70,073                 60,467
                                                  ======                ======                 ======

See notes to consolidated financial statements.   F-3

                             OLSTEN CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF
                               CHANGES IN SHAREHOLDERS' EQUITY
                               -------------------------------


For the Three Years Ended December 31, 1995

                                          Common stock          Additional               Cumulative
                                         --------------          paid-in     Retained   translation
(In thousands, except share amounts)   Shares       Amount       capital     earnings    adjustment     Total
                                      --------     --------     ---------   ----------  ------------   -------

Balance at January 3, 1993           39,444,522   $   3,944   $  191,369   $  124,319   $     931   $  320,563

  Net loss                                   --          --           --      (25,911)         --      (25,911)
  Cash dividends                             --          --           --       (7,997)         --       (7,997)
  Translation adjustment                     --          --           --           --      (2,535)      (2,535)
  Exercise of stock options and
      employee stock purchases        1,509,181         151       17,510           --          --       17,661
  Issuance of restricted stock, net     342,000          34           --           --          --           34
  Amortization of restricted stock           --          --        5,049           --          --        5,049
                                     ----------       -----      -------       ------       -----      -------

Balance at January 2, 1994           41,295,703       4,129      213,928       90,411      (1,604)     306,864

  Net income                                 --          --           --       71,242          --       71,242
  Cash dividends                             --          --           --       (9,896)         --       (9,896)
  Conversion of debentures              636,109          64       13,821           --          --       13,885
  Translation adjustment                     --          --           --           --         110          110
  Exercise of stock options and
      employee stock purchases          439,020          44        5,180           --          --        5,224
  Amortization of restricted stock           --          --        2,299           --          --        2,299
                                     ----------       -----      -------        -----       -----      -------

Balance at January 1, 1995           42,370,832       4,237      235,228      151,757      (1,494)     389,728

  Net income                                 --          --           --       90,469          --       90,469
  Cash dividends                             --          --           --      (13,505)         --      (13,505)
  Translation adjustment                     --          --           --           --        (261)        (261)
  Exercise of stock options and
      employee stock purchases          519,126          52        4,860           --          --        4,912
  Amortization of restricted stock           --          --          702           --          --          702
  Three-for-two stock split          21,444,979       2,145       (2,145)          --          --           --
                                     ----------       -----       ------        -----      ------       ------

Balance at December 31, 1995         64,334,937   $   6,434   $  238,645   $  228,721   $  (1,755)   $ 472,045
                                     ==========       =====      =======      =======       =====      =======

See notes to consolidated financial statements.

                        OLSTEN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------
For the Three Years Ended December 31, 1995
(In thousands)                       December 31, 1995     January 1, 1995     January 2, 1994
                                     -----------------     ---------------     ---------------
OPERATING ACTIVITIES:
Net income (loss)                             $90,469             $71,242            $(25,911)

Adjustments to reconcile net
  income (loss) to net cash provided by
  (used in) operating activities:
      Depreciation and amortization            29,368              23,797              25,937
      Deferred income taxes                     4,965              16,116             (15,653)
      Extraordinary charge, net                    --                  --              14,668

      Changes in assets and liabilities,
        net of effects from acquisitions
       and dispositions:
              Accounts receivable, refundable
                taxes and prepaid expenses    (37,895)             (6,562)            (21,029)
              Current liabilities             (26,329)              9,202              20,932
              Other, net                      (16,550)             10,363              (3,095)
      Net cash provided by (used in)           ------              ------              ------
        operating activities                   44,028             124,158              (4,151)

INVESTING ACTIVITIES:
Acquisitions of businesses and
  reacquisitions of franchises                (90,249)             (6,103)             (2,797)
Purchases of fixed assets                     (45,686)            (42,246)            (30,129)
Disposition of fixed assets and
  businesses                                   16,141               6,698               6,988
      Net cash used in investing               ------              ------              ------
       activities                            (119,794)            (41,651)            (25,938)
                                              -------              ------              ------
FINANCING ACTIVITIES:
Net proceeds from (repayment of)
  line of credit agreements                    55,780             (34,000)             26,596
Cash dividends                                (13,505)             (9,896)             (7,997)
Issuances of common stock under
  stock plans                                   4,912               5,224              17,661
Retirement of long-term debt                       --                  --            (136,821)
Proceeds from issuance (and expenses
  for conversion) of convertible
  debentures                                       --                  --             122,105
      Net cash provided by (used in)           ------              ------             -------
       financing activities                    47,187             (38,672)             21,544
                                               ------              ------              ------

Net (decrease) increase in cash               (28,579)             43,835              (8,545)

Cash at beginning of year                      68,628              24,793              33,338
                                               ------              ------              ------
Cash at end of year                         $  40,049           $  68,628           $  24,793
                                               ======              ======              ======
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash payments for income taxes          $  29,502            $ 20,463           $  12,218
    Cash payments for interest              $   7,584            $  8,029           $  21,120
    Conversion of debt to equity            $      --            $ 13,883           $      --

See notes to consolidated financial statements.   F-5

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands, except share amounts)

Note 1.  Summary of Significant Accounting Policies

Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on the Sunday nearest to December 31st. Certain prior period amounts have been reclassified to conform with the current year presentation.

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

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash
Cash includes equivalents which are highly liquid investments with original maturities of three months or less.

Fixed Assets
Fixed assets are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement.

Intangibles
Intangibles, principally goodwill, associated with acquired businesses and the unexpired terms of reacquired franchise contracts are being amortized on a straight-line basis primarily over 40 years.

Foreign Currency Translation
The functional currencies of the Company's foreign subsidiaries are the Canadian dollar, British pound sterling, Norwegian krone, Mexican peso and Argentinean peso. Assets and liabilities of these subsidiaries are translated into United States dollars at the rates of exchange in effect at the appropriate balance sheet date. Results of operations are translated using an average exchange rate for the appropriate periods. Translation gains and losses and intercompany foreign currency transactions which are long-term in nature are reflected as adjustments to shareholders' equity. Net foreign currency transaction gains and losses recognized by the Company have not been significant. Foreign currency exchange rate fluctuations have not had a material effect on operating cash balances.

Income Taxes
The Company provides for taxes based on current taxable income and the future tax consequences of temporary differences between the financial reporting and income tax carrying values of its assets and liabilities.

Earnings Per Share
On February 16, 1996, the Company's Board of Directors approved a three-for-two stock split for all shareholders of record at the close of business on February 28, 1996. Share information and amounts relating to the Company's stock plans have been retroactively restated to account for the stock split. Primary earnings per share are based on the weighted average number of shares of common stock and Class B common stock outstanding during the period, after giving effect to potentially dilutive options and warrants under the treasury stock method. In calculating fully diluted earnings per share, both net income and shares outstanding have been adjusted to assume the Company's convertible debt had been converted to common stock at the beginning of each period.

Note 2.  Acquisitions, Mergers and Divestitures

In August 1995, the Company completed the acquisition of IMI Systems Inc. ("IMI"), a leading information technology services company. As a result, the Company issued approximately 847,000 shares (1.3 million shares as restated for the three-for-two stock split declared on February 16, 1996) of Class B common stock in exchange for all the outstanding IMI capital stock. Subsequently, substantially all of the Class B common stock issued was converted into common stock. The acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company have been restated for all periods prior to the acquisition to combine the accounts and operations of the Company and IMI. Operating results previously reported for the separate companies for periods prior to the acquisition are as follows:


                                         Year Ended                 Six Months Ended
                                  ------------------------      ------------------------
                                                                       (Unaudited)
                                   January 1,    January 2,        July 2,      July 3,
                                      1995         1994             1995         1994
                                  -----------   -----------     -----------   ----------

Service sales, franchise fees,
 management fees and other income:
    Olsten                         $2,260,331    $2,157,535      $1,177,196   $1,100,405
    IMI                                47,336        39,143          30,953       21,270
                                    ---------     ---------       ---------    ---------
                                   $2,307,667    $2,196,678      $1,208,149   $1,121,675
                                    =========     =========       =========    =========

Net income (loss):
    Olsten                         $   70,121    $  (26,607)     $   39,657   $   30,751
    IMI                                 1,121           696             756          362
                                    ---------     ---------       ---------    ---------
                                   $   71,242    $  (25,911)     $   40,413   $   31,113
                                    =========     =========       =========    =========


During 1995, the Company acquired various businesses which were accounted for by the purchase method of accounting.

In March 1995, the Company acquired a 50.1 percent interest in Norsk Personal A.S., Norway's second-largest staffing services company, for $24.8 million in cash. In August 1995, the Company acquired P.J. Ward Associates, Ltd., a Toronto-based leader in information technology services, for $3.7 million in cash. In September 1995, the Company acquired a 65 percent interest in Ready Office S.A., Argentina's oldest and largest independent staffing services company, for $2.7 million in cash.

In June 1995, the Company completed the acquisition of Americare, a provider of home nursing, infusion therapy and medical equipment, for $7.7 million in cash. In September 1995, the Company completed a single transaction involving the purchase of Nurse's House Call, the home health care business of Hooper Holmes, Inc., for $72.6 million and the sale of the stock of its wholly-owned subsidiary, ASB Meditest, which provides mobile diagnostic, paramedical and occupational health services, for $40.6 million. The difference in value was settled for $32 million in cash. In conjunction with the sale of ASB Meditest, the Company recognized a gain of $1.6 million. In November 1995, the Company acquired certain operations of the CareOne Group for $22.4 million in cash.

The results of operations of the acquired companies are included in the Company's 1995 consolidated statement of income from dates of acquisition. Proforma results of operations are not presented as the impact of the acquisitions was not significant to the Company's financial statements.

On July 30, 1993, Lifetime Corporation ("Lifetime") was merged into the Company. As a result, the Company issued approximately 13.5 million shares (20.3 million shares as restated for the three-for-two stock split declared on February 16, 1996) of Class B common stock in exchange for all of the outstanding Lifetime common stock and vested options based upon the conversion ratio of 1.27 shares (1.91 shares as restated for the three-for-two stock split declared on February 16, 1996) of Class B common stock for each share of Lifetime common stock. Substantially all of the Class B common stock issued in the merger was subsequently converted into common stock. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company were restated for all periods prior to the merger to combine the accounts and operations of the Company and Lifetime. Additionally, certain reclassifications were made in order to conform Lifetime's accounts to the Company's presentation.

In the third quarter of 1993, the Company recorded merger and integration costs of $80.9 million, consisting of transaction costs of $15 million, compensation and severance costs of $33 million, asset writedowns of $16 million and integration costs of $17 million. These costs reduced net income in 1993 by $58.7 million, net of tax, or $.97 per share.

In the last half of 1993, the Company prepaid $136.8 million representing outstanding principal balances on certain Notes which were assumed as part of the Lifetime merger. In connection with this early repayment, the Company paid prepayment penalties, reflected as an extraordinary charge, totaling $14.7 million, net of income tax benefit of $16.4 million.

In the fourth quarter of 1993, the Company sold National Mentor Inc. ("Mentor"), a subsidiary engaged in the provision of community-based psychiatric care, for $13.6 million in cash. In conjunction with the sale, the Company loaned Mentor $6 million in 9% subordinated debt and purchased 9,913 shares of its common stock for $1 million. The Company deferred the recognition of the after-tax gain on the sale of $3.9 million until the Company's interest in the subordinated debt and stock was deemed fully realizable. As a result of the subsequent resale of Mentor, the previously deferred gain and related interest income was recognized in 1994, and was included in revenues.

In 1996, the Company purchased Germany's third-largest staffing services company, OFFiS Unternehmen fur Zeitarbeit GmbH & Co. KG (OFFiS) for $47.5 million in cash, Kontorsjouren AB, Sweden's third-largest staffing services company for $7 million in cash and Top Notch Temporary Services, Inc. and MultiForce Temporary Services, Inc., comprising the largest privately held staffing operation in the Commonwealth of Puerto Rico, for $5.5 million in cash plus net assets acquired of approximately $4 million. In 1996, the Company also purchased two health care businesses for $12.5 million in cash.

Note 3.  Fixed Assets, Net
                                     December 31, 1995        January 1, 1995
                                     -----------------        ---------------

Furniture and fixtures                     $  57,880              $  49,031

Computer equipment and software               49,275                 31,239

Buildings and improvements                    40,305                 32,527

Machinery and equipment                       10,098                 12,079
                                             -------                -------
                                             157,558                124,876
Less accumulated depreciation
  and amortization                            64,679                 52,137
                                             -------                -------

                                           $  92,879              $  72,739
                                             =======                =======

Note 4.  Long-Term Debt
                                     December 31, 1995       January 1, 1995
                                     -----------------       ---------------
4-7/8% Convertible Subordinated
    Debentures due 2003                    $ 125,000             $ 125,000

Revolving credit agreements                   55,780                    --
                                             -------               -------
                                           $ 180,780             $ 125,000
                                             =======               =======

In March 1993, the Company issued $125 million of 4-7/8% Convertible Subordinated Debentures maturing in 2003 which are convertible into the Company's common stock at $34.80 per share ($23.20 per share as restated for the three-for-two stock split declared on February 16, 1996).

The Debentures are redeemable in whole or in part at the option of the Company, together with accrued interest, except that no redemption may be made prior to May 16, 1996.

The Company has revolving credit agreements with six banks providing for up to $210.8 million in borrowings and letters of credit with interest rates based on the London Interbank Offered Rate (LIBOR), the United States prime rate, or the Eurocurrency rate. Under the provisions of the agreements, on December 15, 1996, any amounts outstanding can be converted to a term loan and amortized over the remaining life of the facilities. The agreements expire in the year 2000.

The agreements contain various covenants which, among other things, require the maintenance of certain financial ratios and restrict the incurrence of liens, additional indebtedness, payment of dividends, purchase or redemption of stock or warrants, ability to merge, consolidate, or dispose of assets. As of December 31, 1995, there were $55.8 million in borrowings and $61.1 million in standby letters of credit outstanding.

Interest expense is net of interest income of $3.8 million in 1995, $3 million in 1994, and $2.7 million in 1993.

Note 5.  Lease Commitments

The Company rents certain properties under noncancellable, long-term operating leases which expire at various dates. Certain of these leases require additional payments for taxes, insurance and maintenance and, in many cases, provide for renewal options. Rent expense under all leases was $35,051 in 1995, $37,425 in 1994 and $40,565 in 1993.

Future minimum rental commitments for all noncancellable leases having a remaining term in excess of one year at December 31, 1995 are as follows:

    1996                     $30,711
    1997                     $24,227
    1998                     $17,922
    1999                     $12,449
    2000                     $ 6,982
    Thereafter               $23,642


Note 6.  Shareholders' Equity

On February 16, 1996, the Company's Board of Directors authorized a three-for-two stock split for all holders of record of its common stock and Class B common stock as of February 28, 1996.

As of December 31, 1995, a total of 21,444,979 shares of common and Class B common stock would be issued in connection with the split. A total of $2,145 was reclassified from the Company's additional paid-in capital account to the Company's common stock account. All references in the financial statements to average numbers of shares outstanding, related prices, per share amounts and stock option plan data have been restated to reflect the stock split.

Common stock consists of shares of common stock and Class B common stock as follows:


                     December 31, 1995    January 1, 1995     January 2, 1994
                     -----------------    ---------------     ---------------

Common stock              50,428,046          32,257,321         29,976,240
Class B common stock      13,906,891          10,113,511         11,319,463
                          ----------          ----------         ----------
                          64,334,937          42,370,832         41,295,703
                          ==========          ==========         ==========

Each share of Class B common stock is convertible into one share of common stock, has a par value of $.10 and is entitled to ten votes. The Company is also authorized to issue 250,000 shares of preferred stock; no shares have been issued.

Lifetime had previously issued warrants to purchase shares of its common stock in connection with the sale of convertible debentures which Lifetime subsequently repaid. As a result of the merger, the warrant holders were entitled to exchange six warrants (four warrants as restated for the three-for-two stock split declared on February 16, 1996) plus $27.00 for 1.27 Olsten Class B common shares. In July 1995, the Company, as part of the settlement of a class action lawsuit, reduced from $27.00 to $24.17 ($18.00 to $16.11 as restated for the three-for-two stock split declared on February 16, 1996) the cash payment required to exercise the Company's warrants. At December 31, 1995, 4,195,000 warrants to purchase 888,000 shares (1,332,000 shares as restated for the three-for-two stock split declared on February 16,
1996) of Olsten Class B common stock, as adjusted for the merger, were exercisable and expire on October 31, 1996.

Note 7.  Stock Plans

In 1994, shareholders of the Company approved the adoption of the 1994 Stock Incentive Plan ("1994 Plan") under which an aggregate of 3,000,000 shares of common stock are reserved for issuance upon exercise of options thereunder. These options may be awarded in the form of incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"). The option price of an ISO cannot be less than 100%, and the option price of the NQSO cannot be less than 85% of the fair market value at the date of the grant. This plan replaced the 1984 Incentive Stock Option Plan ("1984 ISO Plan") and the 1984 Non-Qualified Stock Option Plan ("1984 NQSO Plan"), which terminated in February 1994 except as to options then outstanding. In 1995, shareholders of the Company approved amendments to the 1994 Plan which increased the maximum term of stock options granted under the 1994 Plan from five years to ten years and extended eligibility under the 1994 Plan to the Company's franchisees and licensees. Options become cumulatively exercisable commencing one year after grant in four equal annual installments. At December 31, 1995, there were options outstanding of 1,117,202 and 408,371 for the 1994 Plan and 1984 ISO Plan, respectively.

In 1991, shareholders of the Company approved the adoption of the Non-Qualified Stock Option Plan for Non-Employee Directors and Consultants ("Non-Employee Plan") authorizing the grant of options to outside directors and consultants to purchase up to an aggregate of 225,000 shares of common stock. In 1995, shareholders of the Company approved an amendment to the Non-Employee Plan to increase the maximum term of stock options thereafter granted under the Non-Employee Plan from five years to ten years. Under the Non-Employee Plan, options may be granted at prices not less than fair market value at the date of grant and become exercisable no earlier than six months from the date of grant. At December 31, 1995, 76,500 options were outstanding under this plan.

Lifetime maintained four stock option plans, including a Non-Employee Director Stock Option Plan. Options were granted under all plans at not less than the fair market value at the date of grant. At the merger date, all of the currently vested options under these plans were exchanged for Olsten Class B common stock equal to their net economic value. Remaining outstanding options were converted to options for Olsten Class B shares and are exercisable over various periods not exceeding five years from the date of grant. At December 31, 1995, 127,190 options were outstanding under the plans.

IMI maintained three stock option plans, which authorized the grant of options at not less then the fair market value at the date of grant. At the acquisition date, all outstanding options were converted to options for Olsten Class B shares and are exercisable over various periods not exceeding ten years from their date of grant. At December 31, 1995, 30,743 options were outstanding under these plans.


A summary of activity under all plans during 1995 is as follows:


Incentive stock options                       Shares               Price
                                           under option           per share
                                           ------------          ----------

Options outstanding at January 1, 1995      1,255,122         $  1.74 - 20.66

    Granted                                   596,964         $         24.83
    Exercised                                (253,449)        $  1.74 - 20.66
    Cancelled                                 (86,295)        $  6.22 - 20.66
                                            ---------            ------------

Options outstanding at December 31, 1995    1,512,342         $  4.99 - 24.83
                                           ==========            ============

Non-qualified stock options

Options outstanding at January 1, 1995        613,983         $  4.99 - 21.08
    Granted                                    69,978         $ 21.83 - 26.25
    Exercised                                (418,955)        $  4.99 - 21.83
    Cancelled                                 (17,344)        $  7.74 - 12.92
                                           ----------            ------------

Options outstanding at December 31, 1995      247,662         $  4.99 - 26.25
                                           ==========            ============


During 1994 and 1993, options on 658,329 and 2,160,363 shares, respectively, were exercised under all plans at prices of $1.74 to $17.33 per share.

At December 31, 1995, options for an aggregate of 461,709 shares were exercisable under all plans and options for an aggregate of 1,978,049 shares were available for grant (2,599,275 shares at January 1, 1995) under the plans.

Under an Incentive Restricted Stock Plan amended in 1993, up to 1,312,500 shares of common stock may be granted or sold at prices less than the prevailing market price to officers, key employees and others subject to restrictions as to transfer or sale. Shares under the plan are generally subject to restrictions as to transfer which lapse ratably in three and five equal annual installments commencing one year from the date of grant, provided that recipients are continuously employed by the Company. At December 31, 1995, 446,250 shares were available for future grants.

In June 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Statement allows companies to measure compensation cost in connection with employee stock compensation plans by using a fair value based method or to continue to use an intrinsic value based method, which generally does not result in compensation cost to the company. It is the Company's plan to continue using the intrinsic value based method.

Additional paid-in capital is net of unearned compensation related to restricted stock of $1 million, $1.7 million and $5 million for 1995, 1994, and 1993, respectively.

Note 8.  Income Taxes

Comparative analysis of the provisions for income taxes before extraordinary charge follows:


                       December 31, 1995    January 1, 1995   January 2, 1994
                       -----------------    ---------------   ---------------
Current
    Federal                    $48,637            $30,584           $22,925
    State and local              6,550              2,635             5,475
    Foreign                      4,416              2,328             1,775
                               -------            -------           -------
                                59,603             35,547            30,175
                               -------            -------           -------
Deferred
    Federal                      3,991             12,332           (11,574)
    State and local                974              3,784            (4,079)
                               -------            -------           -------
                                 4,965             16,116           (15,653)
                               -------            -------           -------

                               $64,568            $51,663           $14,522
                                ======             ======            ======


Reconciliations of the differences between income taxes computed at Federal statutory rates and provisions for income taxes before extraordinary charge are as follows:

                        December 31, 1995   January 1, 1995   January 2, 1994
                        -----------------   ---------------   ---------------

Income taxes computed at
   Federal statutory tax rate   $54,666           $43,017          $ 1,147
State income taxes, net of
   Federal benefit                4,891             3,747            1,257
Amortization                      2,279             2,404            2,822
Non-deductible merger costs          --                --            8,841
Other, net                        2,732             2,495              455
                                 ------            ------           ------

                                $64,568           $51,663          $14,522
                                 ======            ======           ======

Under SFAS No. 109, assets and liabilities acquired in purchase business combinations are assigned their fair values, and deferred taxes are provided for lower or higher tax bases. In adopting the provisions of SFAS No. 109, effective January 4, 1993, the Company adjusted the carrying amounts of its purchase business acquisitions. Such adjustments reduced goodwill by approximately $7 million with a corresponding adjustment to deferred taxes. The cumulative effect of this change in accounting principle on income before income taxes and on income (loss) before extraordinary charge was not material.

Deferred tax assets and liabilities are as follows:

                               December 31, 1995    January 1, 1995
                               -----------------    ---------------
Deferred tax assets
   Reserves                           $16,708             $18,126
   Intangible assets                      182               1,112
   Other                                   38                 459
                                      -------             -------
                                       16,928              19,697
                                      -------             -------

Deferred tax liabilities
   Capitalized software                (5,228)             (3,073)
   Other                               (1,242)             (1,201)
                                      -------             -------
                                       (6,470)             (4,274)
                                      -------             -------
Net deferred tax asset                $10,458             $15,423
                                       ======              ======


Note 9.  Benefit Plans for Permanent Employees

The Company and its subsidiaries maintain qualified and non-qualified defined contribution retirement plans for its salaried employees which provide for a partial match of employee savings under the plans and for discretionary profit sharing contributions based on employee compensation. The Company also maintains a non-qualified defined benefit retirement program for key employees and officers which provides supplemental retirement benefits funded in part by profit sharing contributions.

Company contributions under the above defined contribution plans were approximately $4.7 million in 1995, $4.5 million in 1994 and $4.4 million in 1993.

Note 10.  Business Segment Information

The Company operates in two business segments:

HealthCare Services

The Company provides home health care network management of a wide range of services, including skilled nursing, home health aides, physical/ occupational/speech therapies, pediatric and perinatal care, rehabilitation services, infusion therapy and institutional staffing; and also provides management services to hospital-based home health agencies, including Olsten on-site managers, systems, policies and procedures.

Staffing Services

The Company provides staffing for office automation; general office and administrative services; accounting and legal services; technical and scientific services; production/ distribution/assembly; marketing support and teleservices; design, development and maintenance of information systems on both a project and individual staff supplementation basis; and a wide variety of managed services for corporations.

Information about the Company's operations, net of merger and integration costs of $80.9 million in 1993 related to HealthCare Services, included in Corporate and other, is as follows:

                               Service sales,     Income before
                               franchise fees,    income taxes,
                               management fees    minority interests
                               and other          and extraordinary  Identifiable     Depreciation          Capital
                               income             charge             assets           and amortization      expenditures
                               ------             --------           ------           ----------------      ------------
Year ended December 31, 1995
----------------------------

HealthCare Services              $1,083,228            $ 75,927       $ 468,810         $   18,714           $  14,593
Staffing Services                 1,425,303              69,127         273,868              5,659              13,476
Corporate and other                  10,344              11,134         149,240              4,995              17,617
                                  ---------             -------         -------           --------             -------

                                 $2,518,875            $156,188       $ 891,918         $   29,368           $  45,686
                                  =========             =======         =======           ========             =======

Year ended January 1, 1995
--------------------------

HealthCare Services              $1,147,336            $ 64,836       $ 382,091          $  17,027           $  14,251
Staffing Services                 1,145,971              47,278         179,128              3,063               5,865
Corporate and other                  14,360              10,791         178,759              3,707              22,130
                                  ---------             -------         -------             ------              ------
                                 $2,307,667            $122,905       $ 739,978          $  23,797           $  42,246
                                  =========             =======         =======             ======             =======


Year ended January 2, 1994
--------------------------

HealthCare Services              $1,278,219            $ 48,002       $ 201,458          $  17,655           $  15,584
Staffing Services                   921,989              29,447         147,524              2,994               3,503
Corporate and other                  (3,530)            (74,170)        352,056              5,288              11,042
                                  ---------             -------         -------           --------             -------

                                 $2,196,678            $  3,279       $ 701,038          $  25,937           $  30,129
                                  =========             =======         =======            =======             =======

Note 11. Quarterly Financial Information (Unaudited)

                                                 First       Second     Third     Fourth
                                                Quarter     Quarter    Quarter    Quarter
                                                -------     -------    -------    -------

Year ended December 31, 1995
                                                   $           $           $         $
      Service sales, franchise fees,
            management fees and other income    590,350     617,799    647,317    663,409

      Gross profit                              177,167     186,588    197,291    200,510

      Net income                                 19,092      21,321     23,855     26,201

      SHARE INFORMATION:

            Primary earnings per share              .29         .33        .37        .40

            Fully diluted earnings per share        .29         .31        .35        .38


Year ended January 1, 1995

      Service sales, franchise fees,
            management fees and other income    547,775     573,900    591,004    594,988

      Gross profit                              164,870     166,660    174,099    179,978

      Net income                                 14,546      16,567     18,524     21,605

      SHARE INFORMATION:

            Primary earnings per share              .23         .26        .29        .33

            Fully diluted earnings per share        .23         .25        .27        .32

                       REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of Olsten Corporation:


             We have audited the accompanying consolidated balance sheets of

OLSTEN CORPORATION AND SUBSIDIARIES as of December 31, 1995 and January 1,

1995 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.


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

OLSTEN CORPORATION AND SUBSIDIARIES as of December 31, 1995 and January 1,

1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                               COOPERS & LYBRAND L.L.P.

New York, New York
February 7, 1996

                                                               EXHIBIT 23

                        CONSENT OF INDEPENDENT AUDITORS



                                   __________


                  We consent to the incorporation by reference in the

Registration Statements of Olsten Corporation on Form S-8

(Registration Nos. 33-9804, 33-41603, 33-61761, 33-61763, 33-

64539, 33-66782 and 33-66784) and on Form S-3 (Registration Nos.

33-54463, 33-64267 and 33-66016) of our report dated February 7,

1996, on our audits of the consolidated financial statements of

OLSTEN CORPORATION AND SUBSIDIARIES as of December 31, 1995 and

January 1, 1995, and for each of the three years in the period ended December 31, 1995, which report is included in this Annual

Report on Form 10-K.



                                              COOPERS & LYBRAND L.L.P.





New York, New York
February 29, 1996

                                 EXHIBIT INDEX
                                 -------------

   Exhibit No.                    Description                     How Filed
   -----------                    -----------                     ---------

      3(a)        Restated Certificate of                     Incorporated by
                  Incorporation of Registrant, as             reference
                  amended, filed as Exhibit 4.1 to
                  Registrant's Registration Statement
                  on Form S-8 (File No. 33-61761), is
                  incorporated herein by reference.

      3(b)        By-Laws of Registrant, filed as             Incorporated by
                  Exhibit 3(b) to Registrant's Annual         reference
                  Report on Form 10-K for the year
                  ended January 2, 1994, are
                  incorporated herein by reference.

      4(a)        Restated Certificate of                     Incorporated by
                  Incorporation of Registrant, as             reference
                  amended, filed as Exhibit 3(a).

      4(b)        By-Laws of Registrant, filed as             Incorporated by
                  Exhibit 3(b).                               reference

      4(c)        Indenture dated as of March 15,             Incorporated by
                  1993 between Registrant and Bankers         reference
                  Trust Company, as Trustee, relating
                  to Registrant's 4-7/8% Convertible
                  Subordinated Debentures due 2003,
                  filed as Exhibit 4 to Registrant's
                  Quarterly Report on Form 10-Q for
                  the quarter ended April 4, 1993, is
                  incorporated herein by reference.

      4(d)        Warrant Agreement between Lifetime          Incorporated by
                  Corporation and American Stock              reference
                  Transfer and Trust Company dated
                  November 4, 1986, as amended as of
                  December 11, 1989 and July 23,
                  1993, filed as Exhibit 1 to
                  Registrant's Registration Statement
                  on Form 8-A dated July 23, 1993, is
                  incorporated herein by reference.

    *10(a)        Registrant's 1984 Incentive Stock           Incorporated by
                  Option Plan, as amended, filed as           reference
                  Exhibit 10(a) to Registrant's
                  Annual Report on Form 10-K for the
                  year ended January 2, 1994, is
                  incorporated herein by reference.





_______________
*Management contract or compensatory plan or arrangement.

                                 EXHIBIT INDEX
                                 -------------

   Exhibit No.                    Description                     How Filed
   -----------                    -----------                     ---------

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

     10(e)        Amended and Restated Credit                 Incorporated by
                  Agreement dated as of September 9,          reference
                  1994 among Registrant and certain
                  of its Subsidiaries signatory
                  thereto, the Banks signatory
                  thereto and The Chase Manhattan
                  Bank, N.A., as Agent, covering $200
                  million credit facility, filed as
                  Exhibit 10(e) to Registrant's
                  Annual Report on Form 10-K for the
                  year ended January 1, 1995, is
                  incorporated herein by reference.

     10(f)        First, Second and Third Amendments          Filed herewith
                  to Amended and Restated Credit
                  Agreement dated as of September 9,
                  1994.

     10(g)        Credit Agreement dated as of                Filed herewith
                  December 22, 1995 among Registrant,
                  certain of its subsidiaries
                  signatory thereto and Fleet Bank
                  covering $10.8 million credit
                  facility.




_______________
*Management contract or compensatory plan or arrangement.

                                 EXHIBIT INDEX
                                 -------------

   Exhibit No.                    Description                     How Filed
   -----------                    -----------                     ---------

    *10(h)        Registrant's 1990 Non-Qualified             Incorporated by
                  Stock Option Plan for Non-Employee          reference
                  Directors and Consultants, as
                  amended and restated, is
                  incorporated by reference to
                  Exhibit C to Registrant's
                  definitive Proxy Statement with
                  respect to its 1995 Annual Meeting
                  of Shareholders.

    *10(i)        Registrant's Supplemental                   Incorporated by
                  Retirement Plan for Key Executives          reference
                  filed as Exhibit 10(k) to
                  Registrant's Annual Report on Form
                  10-K for the year ended January 3,
                  1993, is incorporated herein by
                  reference.

    *10(j)        Registrant's Executive Voluntary            Incorporated by
                  Deferred Compensation Plan and              reference
                  Trust Agreement between Registrant
                  and Prudential Trust Company, filed
                  as Exhibit 10(k) to Registrant's
                  Annual Report on Form 10-K for the
                  year ended January 2, 1994, is
                  incorporated herein by reference.

    *10(k)        Registrant's Retirement Plan for            Incorporated by
                  Outside Directors and Consultants,          reference
                  filed as Exhibit 10(l) to
                  Registrant's Annual Report on Form
                  10-K for the year ended January 2,
                  1994, is incorporated herein by
                  reference.

    *10(l)        Registrant's Deferred Compensation          Incorporated by
                  Plan for Outside Directors, filed           reference
                  as Exhibit 10(m) to Registrant's
                  Annual Report on Form 10-K for the
                  year ended January 2, 1994, is
                  incorporated herein by reference.

    *10(m)        1987 Stock Option Plan, as amended,         Incorporated by
                  of Lifetime Corporation, filed as           reference
                  Exhibit 10(c) to Lifetime
                  Corporation's Annual Report on Form
                  10-K for the year ended December
                  31, 1992, is incorporated herein by
                  reference.


_______________
*Management contract or compensatory plan or arrangement.

                                 EXHIBIT INDEX
                                 -------------

   Exhibit No.                    Description                     How Filed
   -----------                    -----------                     ---------

    *10(n)        1989 Non-Employee Directors Stock           Incorporated by
                  Option Plan, as amended, of                 reference
                  Lifetime Corporation, filed as
                  Exhibit 10(d) to Lifetime
                  Corporation's Annual Report on Form
                  10-K for the year ended December
                  31, 1992, is incorporated herein by
                  reference.

    *10(o)        Employment Agreement dated March            Incorporated by
                  28, 1994 between Registrant and             reference
                  Frank N. Liguori, filed as Exhibit
                  10(q) to Registrant's Annual Report
                  on Form 10-K for the year ended
                  January 2, 1994, is incorporated
                  herein by reference.

    *10(p)        Agreement dated November 8, 1993            Incorporated by
                  between Registrant and Frank N.             reference
                  Liguori covering incentive award
                  under Incentive Restricted Stock
                  Plan and amendment thereto dated
                  March 27, 1994, filed as Exhibit
                  10(r) to Registrant's Annual Report
                  on Form 10-K for the year ended
                  January 2, 1994, is incorporated
                  herein by reference.

    *10(q)        Form of change in control agreement         Incorporated by
                  between Registrant and each of              reference
                  Robert A. Fusco, Richard A. Piske,
                  III and Gerald J. Kapalko, filed as
                  Exhibit 10(o) to Registrant's
                  Annual Report on Form 10-K for the
                  year ended January 1, 1995, is
                  incorporated herein by reference.

    *10(r)        Registrant's 1994 Stock Incentive           Incorporated by
                  Plan, as amended and restated, is           reference
                  incorporated by reference to
                  Exhibit B to Registrant's
                  definitive Proxy Statement with
                  respect to its 1995 Annual Meeting
                  of Shareholders.







_______________
*Management contract or compensatory plan or arrangement.

                                 EXHIBIT INDEX
                                 -------------

   Exhibit No.                    Description                     How Filed
   -----------                    -----------                     ---------

    *10(s)        Registrant's Executive Officer             Incorporated by
                  Bonus Plan is incorporated by              reference
                  reference to Exhibit C to
                  Registrant's definitive Proxy
                  Statement with respect to its 1994
                  Annual Meeting of Shareholders.

     10(t)        Lease Agreement dated as of April          Filed herewith
                  1, 1995 between Suffolk County
                  Industrial Development Agency and
                  OLS Holdings, Inc. covering
                  headquarters facility at 175 Broad
                  Hollow Road, Melville, New York.

     21           Subsidiaries of Registrant.                Filed herewith

     23           Consent of Coopers & Lybrand               Filed herewith
                  L.L.P., independent auditors,
                  appearing on page F-18 of this
                  Annual Report on Form 10-K.

     27           Financial Data Schedule.                   Filed herewith





























 _______________
*Management contract or compensatory plan or arrangement.
                                  v