Form 10-Q
period 1996-04-28
OLSTEN CORP
filed 1996-05-10
CIK 74386

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

- ----- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
| X |                       EXCHANGE ACT OF 1934
- -----
For the quarterly period ended   March 31, 1996
                                ----------------

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
                                                     -------------------


                                 Not Applicable
- --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           YES      X       NO
                                              -------------   ------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                     Outstanding at May 6, 1996
- ------------------------------------    ---------------------------
Common Stock, $ .10 par value                     50,660,122 shares
Class B Common Stock, $.10 par value              14,055,566 shares

                                      INDEX
                                     -------





                                                                    Page No.
                                                                   ---------

PART I -  FINANCIAL INFORMATION


 Item 1.  Financial Statements.

          Consolidated Balance Sheets -
          March 31, 1996 (Unaudited) and December 31, 1995             2

          Consolidated Statements of Income (Unaudited) -
          Quarters Ended March 31, 1996 and
          April 2, 1995, respectively                                  3

          Consolidated Statements of Cash Flows
          (Unaudited) - Quarters Ended
          March 31, 1996 and April 2, 1995, respectively               4

          Notes to Consolidated Financial Statements
          (Unaudited)                                                  5

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.               6

PART II - OTHER INFORMATION

 Item 5.  Other Information                                            7

 Item 6.  Exhibits and Reports on Form 8-K.                            7


SIGNATURES                                                             8

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
        ---------------------

                       Olsten Corporation and Subsidiaries
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                            March 31, 1996   December 31, 1995
   ASSETS                                   --------------   -----------------
                                              (Unaudited)
   CURRENT ASSETS:
     Cash                                     $  201,488         $ 40,049
     Receivables, net                            469,217          430,919
     Other current assets                         38,227           37,935
                                               ----------        ---------
      Total current assets                       708,932          508,903

   FIXED ASSETS, NET                             101,631           92,879

   INTANGIBLES, NET                              358,821          283,089

   OTHER ASSETS                                   10,410            7,047
                                               ----------        ---------
                                              $1,179,794         $891,918
                                               ==========        =========
   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accrued expenses                         $   81,555         $ 72,202
     Payroll and related taxes                    48,480           49,434
     Insurance costs                              28,369           34,948
     Accounts payable                             15,891           24,391
                                                ---------        ---------
      Total current liabilities                  174,295          180,975

   LONG-TERM DEBT                                446,054          180,780

   OTHER LIABILITIES                              67,157           58,118

   SHAREHOLDERS' EQUITY:
     Common stock $.10 par value; authorized
       110,000,000 shares; issued 50,644,289 and
       50,428,046 shares, respectively             5,064            5,043
     Class B common stock $.10 par value;
       authorized 50,000,000 shares; issued
       13,832,094 and 13,906,891 shares,
       respectively                                1,383            1,391
     Additional paid-in capital                  240,970          238,645
     Retained earnings                           247,214          228,721
     Cumulative translation adjustment            (2,343)          (1,755)
                                               ----------        ---------
       Total shareholders' equity                492,288          472,045
                                               ----------        ---------
                                              $1,179,794         $891,918
                                               ==========        =========

   See notes to consolidated financial statements.

                       Olsten Corporation and Subsidiaries
                        Consolidated Statements of Income
                      (In thousands, except share amounts)
                                   (Unaudited)



                                        First Quarter Ended
                                        -------------------

                                      March 31,         April 2,
                                        1996              1995
                                     ---------         ---------
 Service sales, franchise fees,
   management fees and
   other income                       $683,214          $590,350

 Cost of services sold                 478,039           413,183
                                       -------          --------
   Gross profit                        205,175           177,167

 Selling, general and
   administrative expenses             163,172           143,523

 Interest expense, net                   2,584               846
                                       --------         --------
   Income before income taxes
    and minority interests              39,419            32,798

 Income taxes                           16,044            13,695
                                       --------         --------
   Income before minority
    interests                           23,375            19,103

 Minority interests                        372                11
                                       --------         --------
   Net income                         $ 23,003          $ 19,092
                                       ========         ========

 SHARE INFORMATION:
 -----------------
  Primary:

   Net income                         $    .35          $    .29
                                      ========          ========
   Average shares outstanding           65,643            64,854
                                      ========          ========
  Fully diluted:

   Net income                         $    .34          $    .28
                                      ========          ========
   Average shares outstanding           71,208            70,328
                                      ========          ========




 See notes to consolidated financial statements.

                       Olsten Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                     First Quarter Ended
                                                     --------------------

                                               March 31, 1996    April 2, 1995
                                              ---------------  ---------------

    OPERATING ACTIVITIES:
      Net income                                   $  23,003      $  19,092
      Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation and amortization                 8,354          6,417
         Deferred income taxes                         1,000          4,100
         Changes in assets and liabilities,
          net of effects from acquisitions
          and dispositions:
            Accounts receivable, and other
             current assets                          (12,973)           584
            Current liabilities                      (30,812)        (8,953)
            Other, net                                (8,415)        15,609
                                                    ---------      ---------

    NET CASH (USED IN) PROVIDED BY
      OPERATING ACTIVITIES                           (19,843)        36,849
                                                    ---------      ---------

    INVESTING ACTIVITIES:
      Acquisitions/dispositions of businesses and
        reacquisitions of franchises                 (73,348)        (1,246)
      Purchases of fixed assets                       (6,252)       (13,361)
                                                    ---------      ---------

    NET CASH USED IN INVESTING ACTIVITIES            (79,600)       (14,607)
                                                    ---------      ---------
    FINANCING ACTIVITIES:
      Net proceeds from issuance of Senior Notes     197,672            -
      Net proceeds from line of credit agreements     65,620            -
      Issuances of common stock under stock plans      2,100          1,756
      Cash dividends                                  (4,510)        (3,333)
                                                    ---------      ---------

    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                           260,882         (1,577)
                                                    ---------      ---------
    NET INCREASE IN CASH                             161,439         20,665

    CASH AT BEGINNING OF PERIOD                       40,049         68,628
                                                    ---------      ---------
    CASH AT END OF PERIOD                          $ 201,488      $  89,293
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

2. Long-Term Debt
   ---------------
   In March 1996, the Company issued $200 million in 7% Senior Notes due 2006. The proceeds will be used to repay a portion of our revolving credit facility, to expand our existing office network and the types of services provided to clients, both internally and through acquisitions, and for general working capital purposes.

   Interest expense, net, consists primarily of interest on long-term debt for the quarter of $3.5 million in 1996 and $1.6 million in 1995 offset by interest income from investments of $900 thousand and $759 thousand, respectively.

3. Acquisitions
   -------------
   During the first quarter of 1996, the Company acquired various businesses which were accounted for by the purchase method of accounting.

   In January 1996, the Company completed its purchase of OFFiS Unternehmen fur Zeitarbeit GmbH & Co. KG (OFFiS), Germany's third-largest staffing services company, for $47.5 million in cash. Additionally, the Company's 50.1% owned Norwegian subsidiary, Norsk Personal AS, acquired Kontorsjouren AB, Sweden's third-largest staffing services company for $5.3 million in cash.

   In February 1996, the Company acquired Top Notch Temporary Services, Inc. and Multiforce Temporary Services, Inc., comprising the largest privately held staffing operation in the Commonwealth of Puerto Rico, for $5.5 million in cash plus net assets acquired of approximately $4 million.

   In March 1996, the Company completed the acquisition of ARMS, Inc., an information technology services company, for $14.5 million in cash.

   During the first quarter of 1996, the Company purchased four separate health care businesses for an aggregate purchase price of $14.1 million in cash.

4. Subsequent Event
   ----------------
   On May 1, 1996, the Company entered into an agreement to acquire Quantum Health Resources, Inc., a provider of alternate site therapies and support services to individuals affected by certain chronic diseases and other disorders. The transaction will be accounted for as a pooling of interests and is subject to satisfaction of customary conditions, including approval by the shareholders of both companies and certain regulatory filings.

Item 2.  Management's Discussion and Analysis of Financial Condition and
        -----------------------------------------------------------------
         Results of Operations.
        -----------------------

Results of Operations
- ----------------------

Net income for the first quarter increased 20% to $23 million, or $.35 per share, compared to $19 million or $.29 per share. The increases over 1995 resulted from increased profit growth in each of our businesses, as we continued to pursue our strategic initiatives for Staffing Services and HealthCare Services.

Revenues increased $93 million or 16% to $683 million for the first quarter, as compared to $590 million for last year's first quarter. Staffing Services reported increased revenues of 34% for the first quarter, reflecting increased major contracts, increased volume, growth of our information technology services businesses, and acquisitions of businesses. Revenues for HealthCare Services declined 5% for the first quarter compared to last year. This decline resulted primarily from the sale of certain operations and divestitures in selected markets of Medicare-reimbursed businesses to further establish and build Olsten's hospital contract management services business.

Cost of services increased $65 million to $478 million for the first quarter of 1996 due primarily to the growth in revenues. As a percentage of revenues, such expenses remained stable at 70% for the quarter. Gross margins, as a percentage of revenues, were unchanged at 30% for the quarter.

Selling, general and administrative expenses increased approximately $20 million or 14% to $163 million for the first quarter. For the quarter, selling, general and administrative expenses as a percentage of revenues decreased .4% to 23.9% resulting from our continued commitment to control expenses.

Net interest expense was $2.6 million and $846 thousand for the first quarters of 1996 and 1995, respectively. Net interest reflected borrowing costs on long-term debt offset by interest income on investments. The increase resulted from interest expense incurred as the Company continued to fund its acquisition program.

Liquidity and Capital Resources
- --------------------------------

Working capital at March 31, 1996, including $202 million in cash, was $535 million. The Company issued $200 million in 7% senior notes due 2006. The proceeds will be used to repay a portion of our revolving credit facility, expand, both internally and through acquisitions, our existing office network and the types of services provided to clients and for general working capital purposes.

The Company has revolving credit agreements with six banks for up to $211 million in borrowings and letters of credit. As of March 31, 1996, there were $121 million in borrowings and $60 million in standby letters of credit outstanding. The Company has invested available funds in secure, short-term, interest-bearing investments. The Company believes that its levels of working capital liquidity and available sources of funds are sufficient to support present operations and to continue to fund future growth and business opportunities as the Company increases its scope of services.

                           PART II - OTHER INFORMATION

 Item 5.  Other Information
          -----------------

          On March 22, 1996, the Company issued and sold $200,000,000 aggregate principal amount of 7% Senior Notes due 2006 (the "Notes") pursuant to a publicly underwritten offering. The Notes were issued pursuant to an Indenture dated as of March 15, 1996 between the Company and First Union National Bank, as Trustee, and mature on March 15, 2006. Interest is payable March 15 and September 15 in each year, commencing September 15, 1996.


 Item 6.  Exhibits and Reports on Form 8-K.
          ----------------------------------
          (a) The following exhibits are filed herewith:

              Exhibit 4  - Indenture dated as of March 15, 1996 between the
                           Company and First Union National Bank, as Trustee

              Exhibit 27 - Financial Data Schedule

          (b) Reports on Form 8-K.
              --------------------

               The Company filed a report on Form 8-K, dated March 13, 1996, reporting in Item 5, Other Events, certain acquisitions of the Company from March 1995 to March 1996. An unaudited pro forma consolidated balance sheet as of December 31, 1995 and unaudited pro forma consolidated statement of income for the year ended December 31, 1995 were filed.

                                   SIGNATURES
                                  ------------






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.















                               OLSTEN CORPORATION
                                  (REGISTRANT)





Date:  May 10, 1996           By: /s/ Frank N. Liguori
                                 ------------------------------
                                 Frank N. Liguori
                                 Chairman and Chief
                                 Executive Officer



Date:  May 10, 1996          By: /s/ Anthony J. Puglisi
                                 -------------------------------
                                 Anthony J. Puglisi
                                 Senior Vice President - Finance
                                 Chief Financial Officer

                                  EXHIBIT INDEX


                      Exhibit 4  - Indenture dated as of March 15, 1996 between
                                   the Company and First Union National Bank, as Trustee

                      Exhibit 27 - Financial Data Schedule