Form 10-Q
period 1996-06-30
OLSTEN CORP
filed 1996-08-13
CIK 74386

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

- ----- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
| X |                       EXCHANGE ACT OF 1934
- -----
For the quarterly period ended   June 30, 1996
                                ----------------

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

                                           YES      X       NO
                                              -------------   ------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at August 8, 1996
- ------------------------------------     -----------------------------
Common Stock, $ .10 par value                        63,910,739 shares
Class B Common Stock, $.10 par value                 14,620,800 shares

                                   INDEX
                                  -------





                                                                   Page No.
                                                                  ---------

PART I -  FINANCIAL INFORMATION


 Item 1.  Financial Statements

          Consolidated Balance Sheets -
          June 30, 1996 (Unaudited) and December 31, 1995              2

          Consolidated Statements of Income (Unaudited) -
          Quarters and Six Months Ended June 30, 1996 and
          July 2, 1995, respectively                                   3

          Consolidated Statements of Cash Flows
          (Unaudited) - Six Months Ended
          June 30, 1996 and July 2, 1995, respectively                 4

          Notes to Consolidated Financial Statements
          (Unaudited)                                                  5 - 6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                7 - 8

PART II - OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders          9

 Item 6.  Exhibits and Reports on Form 8-K                            10


SIGNATURES                                                            11

                      PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
        ---------------------

                            Olsten Corporation
                        Consolidated Balance Sheets
                    (In thousands, except share amounts)

                                             June 30, 1996   December 31, 1995
   ASSETS                                   --------------   -----------------
                                              (Unaudited)
   CURRENT ASSETS:
     Cash                                     $  144,235       $  106,316
     Receivables, net                            600,272          515,877
     Other current assets                         93,232           93,044
                                               ----------       ----------
      Total current assets                       837,739          715,237

   FIXED ASSETS, NET                             123,869          108,613

   INTANGIBLES, NET                              389,251          290,295

   OTHER ASSETS                                   13,763           21,013
                                               ----------       ----------
                                              $1,364,622       $1,135,158
                                               ==========       ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accrued expenses                         $   81,210       $   78,743
     Payroll and related taxes                    55,784           51,792
     Accounts payable                             48,495           56,914
     Insurance costs                              25,226           35,359
                                                ---------       ----------
      Total current liabilities                  210,715          222,808

   LONG-TERM DEBT                                332,053          267,030

   OTHER LIABILITIES                              67,003           61,017

   SHAREHOLDERS' EQUITY:
     Common stock $.10 par value; authorized
       110,000,000 shares; issued 56,093,531 and
       50,428,046 shares, respectively             5,609            5,043
     Class B common stock $.10 par value;
       authorized 50,000,000 shares; issued
       22,807,077 and 22,680,984 shares,
       respectively                                2,281            2,268
     Additional paid-in capital                  416,047          290,758
     Retained earnings                           330,674          287,989
     Cumulative translation adjustment               240           (1,755)
                                               ----------       ----------
       Total shareholders' equity                754,851          584,303
                                               ----------       ----------
                                              $1,364,622       $1,135,158
                                               ==========       ==========

   See notes to consolidated financial statements.

                            Olsten Corporation
                     Consolidated Statements of Income
                    (In thousands, except share amounts)
                                (Unaudited)



                               Second Quarter Ended        Six Months Ended
                               --------------------        ----------------

                                June 30,    July 2,      June 30,     July 2,
                                  1996       1995          1996        1995
                                ---------  --------      ---------   ---------
 Service sales, franchise fees,
   management fees and
   other income                 $801,328  $689,967     $1,564,574   $1,351,630

 Cost of services sold           564,533   479,317      1,097,886      939,599
                                 --------  --------     ----------   ----------
   Gross profit                  236,795   210,650        466,688      412,031

 Selling, general and
   administrative expenses       182,151   167,728        366,887      329,423

 Litigation settlement               -         -            5,500          -

 Interest expense, net             3,500       960          6,262        1,735
                                 --------  --------     ----------    ---------
   Income before income taxes
    and minority interests        51,144    41,962         88,039       80,873

 Income taxes                     20,713    17,486         35,777       33,742
                                 --------  --------     ----------   ----------
   Income before minority
    interests                     30,431    24,476         52,262       47,131

 Minority interests                  396        (8)           578         (367)
                                 --------  --------     ----------    ---------
   Net income                   $ 30,035  $ 24,484     $   51,684    $  47,498
                                 ========  ========     ==========    =========

 SHARE INFORMATION:
 -----------------
  Primary:

   Net income                   $    .39  $    .33     $      .68   $     .64
                                 ========  ========     ==========   =========
   Average shares outstanding     77,287    73,842         75,945      73,946
                                 ========  ========     ==========   =========
  Fully diluted:

   Net income                   $    .38  $    .32     $      .66    $    .63
                                 ========  ========     ==========   =========
   Average shares outstanding     81,984    80,915         81,808      80,984
                                 ========  ========     ==========   =========

 See notes to consolidated financial statements.

                            Olsten Corporation
                   Consolidated Statements of Cash Flows
                               (In thousands)
                                (Unaudited)


                                                        Six Months Ended
                                                      --------------------

                                               June 30, 1996     July 2, 1995
                                              ---------------  ---------------
    OPERATING ACTIVITIES:
      Net income                                   $  51,684      $  47,498
      Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation and amortization                21,122         16,243
         Deferred income taxes                        (1,013)         3,794
         Changes in assets and liabilities,
          net of effects from acquisitions
          and dispositions:
            Accounts receivable and other
             current assets                          (59,219)       (38,682)
            Current liabilities                      (44,186)          (825)
            Other, net                                 8,026         18,958
                                                    ---------      ---------

    NET CASH (USED IN) PROVIDED BY
      OPERATING ACTIVITIES                           (23,586)        46,986
                                                    ---------      ---------

    INVESTING ACTIVITIES:
      Acquisitions/dispositions of businesses and
        reacquisitions of franchises                (105,284)       (31,238)
      Purchases of fixed assets                      (24,678)       (29,034)
      Sale of investment securities                    9,205         14,085
                                                    ---------      ---------

    NET CASH USED IN INVESTING ACTIVITIES           (120,757)       (46,187)
                                                    ---------      ---------
    FINANCING ACTIVITIES:
      Net proceeds from issuance of Senior Notes     197,284            -
      Cash dividends                                  (9,038)        (6,671)
      Net repayments of line of credit agreements     (8,947)           -
      Issuances of common stock under stock plans      2,963         (9,356)
                                                    ---------      ---------

    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                           182,262        (16,027)
                                                    ---------      ---------
    NET INCREASE (DECREASE) IN CASH                   37,919        (15,228)

    CASH AT BEGINNING OF PERIOD                      106,316        142,173
                                                    ---------      ---------
    CASH AT END OF PERIOD                         $  144,235      $ 126,945
                                                    =========      =========



    See notes to consolidated financial statements.

                             Olsten Corporation
                 Notes to Consolidated Financial Statements
                               (In thousands)
                                (Unaudited)
1. Accounting Policies
   --------------------
   The consolidated financial statements have been prepared by Olsten Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for each period presented.

2. Long-Term Debt
   ---------------
   In March 1996, the Company issued $200 million in 7% Senior Notes due 2006. The proceeds were used partly to repay a portion of our revolving credit facility, with the balance available to expand our existing office network and the types of services provided to clients, both internally and through acquisitions, and for general working capital purposes.

   Interest expense, net, consists primarily of interest on long-term debt for the quarter of $6.2 million in 1996 and $2.4 million in 1995 offset by interest income from investments of $2.7 and $1.4 million, respectively. Interest expense, net, for the six months was $10.9 million reduced by interest income of $4.6 million in 1996 and $5.1 million reduced by interest income of $3.4 million in 1995.

3. Shareholders' Equity
   --------------------
   On May 13, 1996, the Company called for redemption on May 28, 1996 all of its outstanding 4 7/8% Convertible Subordinated Debentures due 2003. Substantially all of the $125 million principal amount of the Debentures was converted into Olsten Common Stock with approximately 5.4 million shares being issued.

4. Acquisitions
   ------------
   On June 28, 1996, the Company completed the acquisition of Quantum Health Resources, Inc. ("Quantum"), a provider of alternate site therapies and support services to individuals affected by certain chronic diseases and other disorders. As a result, the Company issued approximately 8.8 million shares of Class B common stock in exchange for all the outstanding Quantum capital stock. The acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company have been restated for all periods prior to the acquisition to combine the accounts and operations of the Company and Quantum. Certain reclassifications have been made to conform Quantum's results to the Company's presentation. Operating results previously reported for the separate companies, including Quantum's first quarter charge of $5.5 million ($3.2 million, net of tax) related to settlement of certain shareholder litigation, for periods prior to the acquisition are as follows:

                                                  First Quarter Ended
                                                  -------------------
                                           March 31, 1996      April 2, 1995
                                           --------------      -------------
   Service sales, franchise fees
   management fees and
   other income:
           Olsten                           $  683,214           $  590,350
           Quantum                              80,032               71,313
                                             ---------            ---------
                                            $  763,246           $  661,663
                                             =========            =========
   Net income (loss):
           Olsten                           $   23,003           $   19,092
           Quantum                              (1,354)               3,922
                                             ---------            ---------
                                            $   21,649           $   23,014
                                             =========            =========

   In June 1996, the Company's information technology subsidiaries completed the acquisitions of Systems Partners, Inc. and Computer Partners International Corporation, two information technology services companies, for $13 million in cash. The acquisitions were accounted for by the purchase method of accounting.

   During the second quarter of 1996, the Company purchased several businesses for an aggregate purchase price of $13.4 million.

5. Subsequent Events
   -----------------
   On August 9, 1996, the Company completed the acquisition of Co-Counsel, Inc., a leading provider of temporary and full-time attorneys and paralegals to law firms and corporate law departments. This transaction will be accounted for as a pooling of interests.

   On August 9, 1996, the Company completed a revolving credit agreement of $400 million with a consortium of eleven banks. This facility replaces revolving credit agreements aggregating $211 million and will be used to supplement working capital requirements and expansion through acquisitions. The new agreement will expire in the year 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and
        -----------------------------------------------------------------
         Results of Operations.
        -----------------------

Results of Operations
- ----------------------

The Company, for the first time, reported the combined financial results of Olsten and Quantum, pursuant to the merger completed on June 28, 1996, which was accounted for as a pooling of interests. Accordingly, comparisons with prior year are based on restated combined results.

Net income for the second quarter increased 23% to $30 million, or $.39 per share, compared to $24.5 million, or $.33 per share for last years second quarter. Net income for the first six months of 1996 was $51.7 million, or $.68 per share, a 9% increase over the $47.5 million or $.64 per share reported in 1995. Results for the six months of 1996 include Quantum's first quarter charge of $5.5 million ($3.2 million, net of tax, or 4 cents per share) related to settlement of certain shareholder litigation.

Revenues increased $111 million or 16% to $801 million for the second quarter, as compared to $690 million for last year's second quarter and $213 million or 16% to $1.6 billion for the first six months of 1996. Staffing Services revenues increased 33% for both the quarter and six months. Acquisitions accounted for approximately half of the increase with the balance resulting from unit growth, pricing and changes in the business mix. Our staffing businesses in Europe and Latin America reported improved performance, except for Germany, where results were affected primarily by a weak economy. HealthCare Services revenues were essentially flat for the second quarter and six months as compared to last year's comparable periods. An increase in the Company's managed care revenues was offset by a decrease in Medicare business as the industry continues to undergo a transformation.

Costs of services increased $85.2 million, or 18%, to $565 million for the second quarter and 17% to $1.1 billion for the six months of 1996 due primarily to the growth in revenues. Gross margins, as a percentage of revenues, decreased to 29.6% for the second quarter and 29.8% for the six months from 30.5% for both last year's second quarter and six month periods. Staffing Services gross margins declined due to volume pricing agreements on regional and national partnership accounts. HealthCare Services gross margins for the second quarter were essentially flat compared to last year's second quarter and six months.

Selling, general and administrative expenses increased approximately $14 million or 9% to $182 million for the second quarter and $37 million or 11% to $367 million for the six months. For the quarter and six months, selling, general and administrative expenses as a percentage of sales decreased 1.6% to 22.7% and 1% to 23.4%, respectively, resulting from our continued commitment to control expenses.

Net interest expense was $3.5 million and $1 million for the second quarters of 1996 and 1995, respectivley, and $6.3 million and $1.7 million for the six month periods of 1996 and 1995. Net interest primarily reflected borrowing costs on long-term debt offset by interest income on investments. The increase resulted from interest expense incurred as the Company continued to fund its acquisition program.

The Company anticipates that it will take after-tax charges to earnings in the third quarter ended September 29, 1996 of up to $45 million to cover merger, integration and related costs resulting from the Quantum acquisition and certain allowances related to Olsten's home health care business.


Liquidity and Capital Resources
- --------------------------------

Working capital at June 30, 1996, including $144 million in cash, was $627 million.

On August 9, 1996, the Company completed a revolving credit agreement with a consortium of eleven banks for up to $400 million in borrowings and letters of credit. This new agreement replaces revolving credit agreements with six banks for up to $211 million in borrowings and letters of credit. As of June 30, 1996, under the old agreement, there were $46 million in borrowings outstanding and another $46 million in standby letters of credit. The Company has invested available funds in secure, short-term, interest-bearing investments. The Company believes that its levels of working capital, liquidity and available sources of funds are sufficient to support present operations and to continue to fund future growth and business opportunities as the Company increases its scope of services.

                       PART II - OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------
          (a) The Annual Meeting of Shareholders of the Company was held on April 26, 1996.

                 A Special Meeting of Shareholders of the Company was held on June 28, 1996.

          (c)    (i)     At the Annual Meeting, shareholders elected directors
          of the Company by votes as follows:

          Name of Director                     Votes For     Votes Withheld
          ----------------                     ---------     --------------
          Andrew N. Heine                      137,051,770       16,500
          Stuart R. Levine                     137,051,890       16,380
          Frank N. Liguori                     137,052,070       16,200
          John M. May                           29,255,878      173,331
          Miriam Olsten                        137,048,920       19,350
          Stuart Olsten                        137,052,070       16,200
          Richard J. Sharoff                   137,052,070       16,200
          Raymond S. Troubh                     29,242,181      187,028
          Josh S. Weston                        29,254,268      174,941

                 (ii) At the Annual Meeting, shareholders voted upon a proposal to approve a performance award under the Company's Incentive Restricted Stock Plan. The votes were as follows:

 Votes For         Votes Against         Abstentions        Broker Non-Votes
 ---------         -------------         -----------        ----------------
 162,730,648         2,435,575             196,993             1,134,263

                 (iii) At the Annual Meeting, shareholders voted upon a proposal to approve an incentive award under the Company's Incentive Restricted Stock Plan. The votes were as follows:

 Votes For         Votes Against         Abstentions        Broker Non-Votes
 ---------         -------------         -----------        ----------------
 163,196,386         1,943,320             223,230             1,134,543

                 (iv) At the Annual Meeting, shareholders voted upon a proposal to ratify and approve the appointment by the Board of Directors of Coopers & Lybrand as independent auditors for the Company for its 1996 fiscal year. The votes were as follows:

 Votes For         Votes Against         Abstentions        Broker Non-Votes
 ---------         -------------         -----------        ----------------
 166,374,447            55,735              67,293                -0-

                 (v) At the Special Meeting, shareholders voted upon a proposal to approve the issuance of shares of the Company's Class B Common Stock, and the issuance of shares of the Company's Common Stock upon conversion of such shares of Class B Common Stock, in connection with the Company's proposed acquisition of Quantum Health Resources, Inc. pursuant to an Amended and Restated Agreement and Plan of Merger dated as of May 1, 1996. The votes were as follows:

 Votes For         Votes Against         Abstentions        Broker Non-Votes
 ---------         -------------         -----------        ----------------
 176,909,106           104,314             236,546                -0-

 Item 6.    Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)    The following exhibits are filed herewith:

                   Exhibit 10 - Credit Agreement dated as of August 9, 1996
                                among Registrant, the Banks signatory thereto and The Chase Manhattan Bank, as agent, covering $400 million credit facility.

                   Exhibit 27 - Financial Data Schedule

            (b)    Reports on Form 8-K.
                   -------------------

                   (i)     The Company filed a report on Form 8-K, dated
            May 3, 1996, reporting in Item 5, Other Events, that the Company had entered into an Agreement and Plan of Merger to effect the acquisition of Quantum Health Resources, Inc. by the Company.

                   (ii)   The Company filed a report on Form 8-K, dated
            May 30, 1996, reporting in Item 5, Other Events, among other things, that the Company had called for redemption all of its outstanding 4-7/8% Convertible Subordinated Debentures due 2003 and that the Company had entered into an Agreement and Plan of Merger to effect the acquisition of Co-Counsel, Inc.

                                 SIGNATURES
                                ------------






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.















                                OLSTEN CORPORATION
                                  (REGISTRANT)





Date:  August 13, 1996        By: /s/ Frank N. Liguori
                                 ------------------------------
                                 Frank N. Liguori
                                 Chairman and Chief
                                 Executive Officer



Date:  August 13, 1996       By: /s/ Anthony J. Puglisi
                                 -------------------------------
                                 Anthony J. Puglisi
                                 Senior Vice President - Finance
                                 Chief Financial Officer

                                  EXHIBIT INDEX

                    Exhibit 10 - Credit Agreement dated as of August 9, 1996
                                 among Registrant, the Banks signatory thereto and The Chase Manhattan Bank, as agent, covering $400 million credit facility.

                    Exhibit 27 - Financial Data Schedule