Form 10-Q
period 1996-09-29
OLSTEN CORP
filed 1996-11-13
CIK 74386

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

----- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
| X |                       EXCHANGE ACT OF 1934
-----
For the quarterly period ended   September 29, 1996
                                -------------------

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

                                           YES      X       NO
                                              -------------   ------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at November 7, 1996
------------------------------------     -------------------------------
Common Stock, $ .10 par value                          66,138,615 shares
Class B Common Stock, $.10 par value                   13,775,841 shares

                                   INDEX
                                  -------





                                                                   Page No.
                                                                  ---------

PART I -  FINANCIAL INFORMATION


 Item 1.  Financial Statements

          Consolidated Balance Sheets -
          September 29, 1996 (Unaudited) and December 31, 1995          2

          Consolidated Statements of Income (Unaudited) -
          Quarters and Nine Months Ended September 29, 1996 and
          October 1, 1995, respectively                                 3

          Consolidated Statements of Cash Flows
          (Unaudited) - Nine Months Ended September 29, 1996 and
          October 1, 1995, respectively                                 4

          Notes to Consolidated Financial Statements
          (Unaudited)                                               5 - 7

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations             8 - 9

PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                             10



SIGNATURES                                                             11

                      PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
        ---------------------

                            Olsten Corporation
                        Consolidated Balance Sheets
                    (In thousands, except share amounts)

                                        September 29, 1996   December 31, 1995
   ASSETS                               ------------------   -----------------
                                            (Unaudited)
   CURRENT ASSETS:
     Cash                                   $  121,152         $  107,418
     Receivables, net                          615,609            517,434
     Other current assets                      103,224             93,092
                                             ----------         ----------
      Total current assets                     839,985            717,944

   FIXED ASSETS, NET                           126,225            109,092

   INTANGIBLES, NET                            398,490            290,342

   OTHER ASSETS                                 17,658             21,032
                                             ----------         ----------
                                            $1,382,358         $1,138,410
                                             ==========         ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accrued expenses                       $  110,224         $   79,168
     Payroll and related taxes                  53,332             52,124
     Accounts payable                           50,265             57,323
     Insurance costs                            29,850             35,359
                                              ---------         ----------
      Total current liabilities                243,671            223,974

   LONG-TERM DEBT                              332,052            267,030

   OTHER LIABILITIES                            68,525             61,017

   SHAREHOLDERS' EQUITY:
     Common stock $.10 par value; authorized
       110,000,000 shares; issued 64,769,908
       and 50,428,046 shares, respectively       6,477              5,043
     Class B common stock $.10 par value;
       authorized 50,000,000 shares; issued
       14,617,580 and 23,059,502 shares,
       respectively                              1,462              2,306
     Additional paid-in capital                421,463            294,758
     Retained earnings                         309,542            286,037
     Cumulative translation adjustment            (834)            (1,755)
                                             ----------         ----------
       Total shareholders' equity              738,110            586,389
                                             ----------         ----------
                                            $1,382,358         $1,138,410
                                             ==========         ==========

   See notes to consolidated financial statements.

                            Olsten Corporation
                     Consolidated Statements of Income
                    (In thousands, except share amounts)
                                (Unaudited)



                               Third Quarter Ended       Nine Months Ended
                               --------------------      ------------------

                                Sept. 29,   Oct. 1,     Sept. 29,    Oct. 1,
                                  1996        1995        1996         1995
                                ---------  --------      ---------   ---------
 Service sales, franchise fees,
   management fees and
   other income                 $876,369  $719,590     $2,446,755  $2,075,191

 Cost of services sold           630,274   499,891      1,731,678   1,441,817
                                 --------  --------     ----------  ----------
   Gross profit                  246,095   219,699        715,077     633,374

 Selling, general and
   administrative expenses       189,517   178,889        559,194     510,237

 Interest expense, net             2,919     1,350          9,179       3,019

 Merger, integration
   and other non-recurring
    charges                       74,500     8,508         80,000       8,508
                                 --------  --------     ----------  ----------
   Income (loss) before income
    taxes and minority interests (20,841)   30,952         66,704     111,610

 Income tax charge (benefit)      (8,162)   13,231         27,615      46,973
                                 --------  --------     ----------  ----------
   Income (loss) before
    minority interests           (12,679)   17,721         39,089      64,637

 Minority interests                  419        44            997        (323)
                                 --------  --------     ----------  ----------
   Net income (loss)            $(13,098) $ 17,677     $   38,092  $   64,960
                                 ========  ========     ==========   =========

 SHARE INFORMATION:
  Primary:

   Net income (loss)            $   (.16) $    .24     $      .49   $     .87
                                 ========  ========     ==========   =========
   Average shares outstanding     79,387    74,305         77,722      74,384
                                 ========  ========     ==========   =========
  Fully diluted:

   Net income (loss)            $   (.16) $    .24     $      .49   $     .85
                                 ========  ========     ==========   =========
   Average shares outstanding     79,387    81,483         77,722      81,645
                                 ========  ========     ==========   =========

 See notes to consolidated financial statements.

                            Olsten Corporation
                   Consolidated Statements of Cash Flows
                               (In thousands)
                                (Unaudited)


                                                    Nine Months Ended
                                                   --------------------

                                               Sept. 29, 1996   Oct. 1, 1995
                                               ---------------  ------------
    OPERATING ACTIVITIES:
      Net income                                   $  38,092      $  64,960
      Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation and amortization                32,730         25,186
         Deferred income taxes                        (1,023)         5,647
         Changes in assets and liabilities,
          net of effects from acquisitions
          and dispositions:
            Accounts receivable and other
             current assets                          (79,339)       (66,282)
            Current liabilities                       (8,477)         7,443
            Other, net                               (12,486)         8,740
                                                    ---------      ---------

    NET CASH (USED IN) PROVIDED BY
      OPERATING ACTIVITIES                           (30,503)        45,694
                                                    ---------      ---------

    INVESTING ACTIVITIES:
      Acquisitions/dispositions of businesses and
        reacquisitions of franchises                (106,967)       (65,319)
      Purchases of fixed assets                      (32,462)       (41,723)
      Sale of investment securities                    5,474         17,692
                                                    ---------      ---------

    NET CASH USED IN INVESTING ACTIVITIES           (133,955)       (89,350)
                                                    ---------      ---------
    FINANCING ACTIVITIES:
      Net proceeds from issuance of Senior Notes     197,672            -
      Cash dividends                                 (14,587)       (10,076)
      Net repayments of line of credit agreements     (8,947)           -
      Issuances of common stock under stock plans      4,054          6,040
      Purchases of common stock for treasury             -          (12,510)
                                                    ---------      ---------

    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                           178,192        (16,546)
                                                    ---------      ---------
    NET INCREASE (DECREASE) IN CASH                   13,734        (60,202)

    CASH AT BEGINNING OF PERIOD                      107,418        144,426
                                                    ---------      ---------
    CASH AT END OF PERIOD                         $  121,152      $  84,224
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

   Interest expense, net, consists primarily of interest on long-term debt for the quarter of $5.3 million in 1996 and $3.3 million in 1995 offset by interest income from investments of $2.4 and $1.9 million, respectively. Interest expense, net, for the nine months was $16.2 million reduced by interest income of $7.0 million in 1996 and $9.5 million reduced by interest income of $6.5 million in 1995.

3. Shareholders' Equity
   --------------------
   On May 13, 1996, the Company called for redemption on May 28, 1996 all of its outstanding 4 7/8% Convertible Subordinated Debentures due 2003. Substantially all of the $125 million principal amount of the Debentures was converted into Olsten Common Stock with approximately 5.4 million shares being issued.

4. Acquisitions
   ------------
   Acquisition of Quantum Health Resources, Inc.:
   On June 28, 1996, the Company completed the acquisition of Quantum Health Resources, Inc. ("Quantum"), a provider of alternate site therapies and support services to individuals affected by certain chronic diseases and other disorders. As a result, the Company issued approximately 8.8 million shares of Class B common stock in exchange for all the outstanding Quantum capital stock. The acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company have been restated for all periods prior to the acquisition to combine the accounts and operations of the Company and Quantum. Certain reclassifications have been made to conform Quantum's results to the Company's presentation. Operating results previously reported for the separate companies, including Quantum's first quarter charge of $5.5 million ($3.2 million, net of tax) related to settlement of certain shareholder litigation, for periods prior to the acquisition are as
   follows:                          5

                                               First Quarter Ended
                                               -------------------
                                        March 31, 1996      April 2, 1995
                                        --------------      -------------
   Service sales, franchise fees
   management fees and
   other income:
           Olsten                        $  683,214           $  590,350
           Quantum                           80,032               71,313
                                          ---------            ---------
                                         $  763,246           $  661,663
                                          =========            =========
   Net income (loss):
           Olsten                        $   23,003           $   19,092
           Quantum                           (1,354)               3,922
                                          ---------            ---------
                                         $   21,649           $   23,014
                                          =========            =========

   Acquisition of Co-Counsel, Inc.:
   On August 9, 1996, the Company completed the acquisition of Co-Counsel, Inc. ("Co-Counsel"), a leading provider of temporary and full-time attorneys and paralegals to law firms and corporate law departments. As a result, the Company issued approximately 400 thousand shares of Class B common stock in exchange for all the Co-Counsel capital stock. The acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company have been restated for all periods prior to the acquisition to combine the accounts and operations of the Company and Co-Counsel. Operating results previously reported for the separate companies, for periods prior to the acquisition are as follows:

                              Second Quarter Ended       Six Months Ended
                              --------------------      ------------------
                               June 30,    July 2,      June 30,    July 2,
                                 1996       1995          1996       1995
                               --------    -------      --------    -------
   Service sales, franchise
   fees, management fees and
   other income:
           Olsten            $  801,328  $  689,967   $1,564,574  $1,351,630
           Co-Counsel             3,015       1,936        5,812       3,971
                              ---------   ---------    ---------   ---------
                             $  804,343  $  691,903   $1,570,386  $1,355,601
                              =========   =========    =========   =========
   Net income (loss):
           Olsten            $   30,035  $   24,484   $   51,684  $   47,498
           Co-Counsel              (270)        (91)        (494)       (215)
                              ---------   ---------    ----------  ---------
                             $   29,765  $   24,393   $   51,190  $   47,283
                              =========   =========    =========   =========

   Other Acquisitions of Businesses
   --------------------------------
   During the third quarter of 1996, the Company purchased several businesses for an aggregate purchase price of $15.7 million.

5. Merger, Integration and Other Non-recurring Charges
   ---------------------------------------------------
   In the third quarter of 1996, the Company recorded merger, integration and other non-recurring charges of $74.5 million ($45 million, net of tax), or $.56 per share, consisting of costs resulting from the Quantum acquisition aggregating $44.5 million ($27 million, net of tax), including transaction costs of $8.1 million, compensation and severance costs of $12.4 million, asset writedowns of $8.2 million and integration costs of $15.8 million; and certain allowances, which approximate $30 million ($18 million, net of tax), for a change in the methodology used by Medicare for computing reimbursements in prior years related to the Company's home health care business. At September 29, 1996 $36.2 million and $30 million of these costs remained unpaid and were included in accrued expenses and accounts receivable, respectively.

   In the first quarter of 1996, Quantum recorded a charge of $5.5 million ($3.2 million, net of tax), or $.04 per share related to settlement of certain shareholder litigation.

   In the third quarter of 1995, Quantum recorded charges totalling $8.5 million ($5.1 million, net of tax), or $.06 per share relating to a settlement associated with a State of California billing dispute of $6.3 million
   ($3.8 million, net of tax), and a writeoff of Quantum's physician practice management business of $2.2 million ($1.3 million, net of tax).

Item 2.  Management's Discussion and Analysis of Financial Condition and
        -----------------------------------------------------------------
         Results of Operations.
        -----------------------

Results of Operations
----------------------

Results for the third quarter and nine months include the combined financial results of Olsten, Quantum and Co-Counsel, pursuant to the acquistions completed on June 28, 1996 and August 9, 1996, respectively, each of which has been accounted for as a pooling of interests. Accordingly, comparisons with prior year are based on restated combined results.

In the third quarter of 1996, the Company recorded merger, integration and other non-recurring charges of $74.5 million ($45 million, net of tax), or $.56 per share. These non-recurring charges consist of costs resulting from the Quantum acquisition aggregating $44.5 million ($27 million, net of tax), including transaction costs of $8.1 million, compensation and severance costs of $12.4 million, asset writedowns of $8.2 million and integration costs of $15.8 million; and certain allowances, which approximate $30 million ($18 million, net of tax), for a change in the methodology used by Medicare for computing reimbursements in prior years related to the Company's home health care business. Including the non-recurring charges, the Company reported a net loss for the quarter of $13.1 million or $.16 per share and net income for the nine months of $38.1 million or $.49 per share. Results for the nine months of 1996 include Quantum's first quarter charge of $5.5 million ($3.2 million, net of tax), or $.04 per share related to settlement of certain shareholder litigation.

In the third quarter of 1995, Quantum recorded charges totalling $8.5 million ($5.1 million, net of tax), or $.06 per share, relating to a settlement associated with a State of California billing dispute of $6.3 million ($3.8 million, net of tax), and a writeoff of Quantum's physician practice management business of $2.2 million ($1.3 million, net of tax).

Excluding the effects of these non-recurring charges, net income for the third quarter increased 40% to $31.9 million or $.40 per share fully diluted, compared to $22.8 million, or $.30 per share fully diluted for last year's third quarter. Nine-month net income, excluding the non-recurring charges for 1996 was $86.3 million, or $1.11 per share fully diluted, a 23% increase over the $70.1 million or $.92 per share fully diluted reported in 1995.

Revenues increased $157 million or 22% to $876 million for the third quarter, as compared to $720 million for last year's third quarter and $372 million or 18% to $2.4 billion for the first nine months of 1996. Staffing Services reported increased revenues of 41% for the third quarter and 36% for the nine months of 1996. Acquisitions accounted for approximately half of the increase with the balance resulting from unit growth, pricing and changes in the business mix. Our staffing businesses in Europe continued to report good growth, except for Germany, where the soft economy has had an impact on performance. HealthCare Services revenues increased slightly for the third quarter and nine months as compared to last year's comparable periods. Increases in Quantum's revenues due to the introduction of new businesses and an increase in the Company's managed care business were offset by a decrease in Medicare visits and from the sale of certain operations.

Costs of services increased $130 million, or 26.1%, to $630 million for the third quarter and 20.1% to $1.7 billion for the nine months of 1996 due primarily to the growth in revenues. Gross profit margins, as a percentage of revenues, decreased to 28.1% for the third quarter and 29.2% for the nine months from 30.5% for both last year's third quarter and nine month periods. Gross profit margin was negatively impacted by the change in the Staffing/ HealthCare Services business mix. Staffing Services, which operates at lower margins, comprised a larger percentage of total revenues as compared to the comparable periods last year. In addition, Staffing Services gross profit margin declined due to significant growth in lower margin national and partnership accounts. The decline in HealthCare Services gross margins can be attributed to more competitive pricing arrangements with managed care organizations and the absence of non-recurring gains from the sales of businesses which were recorded in the third quarter of 1995. The above shortfall was partially offset by the effect of incremental management fees.

Selling, general and administrative expenses increased approximately $10.6 million or 5.9% to $189.5 million for the third quarter and $49 million or 9.6% to $559.2 million for the nine months. As a percentage of revenues, such expenses decreased 3.3% to 21.6% for the quarter and 1.7% to 22.9% for the nine months, resulting from our continued commitment to control costs.

Net interest expense was $2.9 million and $1.4 million for the third quarters of 1996 and 1995, respectively, and $9.2 million and $3 million for the nine month periods of 1996 and 1995. Net interest primarily reflected borrowing costs on long-term debt offset by interest income on investments. The increase resulted from interest expense incurred as the Company continued to fund its acquisition program.

Liquidity and Capital Resources
--------------------------------

Working capital at September 29, 1996, including $121 million in cash, was $596 million.

On August 9, 1996, the Company completed a revolving credit agreement with a consortium of eleven banks for up to $400 million in borrowings and letters of credit. This new agreement replaces revolving credit agreements with six banks for up to $211 million in borrowings and letters of credit. As of September 29, 1996, there were $46 million in borrowings outstanding and another $46 million in standby letters of credit. The Company has invested available funds in secure, short-term, interest-bearing investments. The Company believes that its levels of working capital, liquidity and available sources of funds are sufficient to support present operations and to continue to fund future growth and business opportunities as the Company increases its scope of services.

 Item 6.    Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)    The following exhibit is filed herewith:

                   Exhibit 27 - Financial Data Schedule

            (b)    Reports on Form 8-K.
                   -------------------

                   (i)     The Company filed a report on Form 8-K, dated
            July 11, 1996, reporting in Item 2, Acquisition or Disposition of Assets, that the Company had effected its acquisition of Quantum Health Resources, Inc.

                   (ii) The Company filed a report on Form 8-K, dated August 8, 1996, reporting in Item 5, Other Events, that the Company had released a press release dated August 8, 1996, which was filed as an Exhibit.

                                 SIGNATURES
                                ------------






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.















                                OLSTEN CORPORATION
                                  (REGISTRANT)





Date: November 13, 1996       By: /s/ Frank N. Liguori
                                 ------------------------------
                                 Frank N. Liguori
                                 Chairman and Chief
                                 Executive Officer



Date: November 13, 1996      By: /s/ Anthony J. Puglisi
                                 -------------------------------
                                 Anthony J. Puglisi
                                 Senior Vice President - Finance
                                 Chief Financial Officer

                                  EXHIBIT INDEX

                    Exhibit 27 - Financial Data Schedule