Form 10-K
period 1996-12-29
OLSTEN CORP
filed 1997-03-27
CIK 74386

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
-----
| X |  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
-----  OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 29, 1996
                                 -----------------

                        Commission File No. 0-3532
                                            ------

                        OLSTEN CORPORATION
  --------------------------------------------------------
   (Exact name of Registrant as specified in its charter)

             DELAWARE                      13-2610512
--------------------------------      ---------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)        Identification No.)

       175 Broad Hollow Road, Melville, New York  11747-8905
-------------------------------------------------------------
  (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (516) 844-7800
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
       Title of each class                    on which registered
       -------------------                    -----------------------
    Common Stock, $.10 par value              New York Stock Exchange


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
                Yes    X            No
                   -------            -------





                   [Cover page 1 of 2 pages]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Registrant's voting stock (Common Stock and Class B Common Stock, assuming conversion of Class B Common Stock into Common Stock on a share for share basis) held by nonaffiliates of Registrant, as of March 12, 1997, was $1,171,826,920 based on the closing price of the Common Stock on the New York Stock Exchange on such date.

         The number of shares outstanding of Registrant's Common Stock and Class B Common Stock, as of March 12, 1997, were 67,418,176 shares and 13,782,301 shares, respectively.


                  DOCUMENTS INCORPORATED BY REFERENCE
                  -----------------------------------

    Proxy Statement for 1997 Annual Meeting of Shareholders of
    Registrant. Certain information to be included therein is incorporated by reference into PART III hereof.



































                            [Cover page 2 of 2 pages]

                                     PART I

Item 1.  Business.

Introduction

         Olsten Corporation (herein, together with its subsidiaries unless the context otherwise requires, generally referred to as

"Registrant") was incorporated in Delaware in 1967 as the successor to a business founded in 1950.

         Registrant operates through subsidiaries principally under the trade names "Olsten Staffing Services" and "Olsten Health

Services" and engages in and derives substantially all of its revenues from two industry segments, Staffing Services and Health Services.  In

Staffing Services, Registrant provides qualified assignment employees to business, industry and government, and Registrant's Information

Technology Services business provides information technology specialists on either a project management or staff supplementation basis to assist clients in the design, development and maintenance of information systems.  Further, Registrant provides attorneys and paralegals to law firms and corporate law departments.  In Health

Services, Registrant provides both Network services and health care personnel (caregivers) for home health care, hospitals and industry and provides management services to hospital-based home health agencies.  Further, Registrant is a provider of infusion therapy services and products for both chronic and acute care.  Registrant's owned, licensed and franchised operations conduct business through more than 1,300 offices in 50 states, the District of Columbia, Puerto

Rico, Canada, Mexico, Argentina, Chile, United Kingdom, Denmark,

Finland, Germany, Norway and Sweden.

         Selected financial information relating to Registrant's

industry segments is contained herein in Note 11 of Notes to

Consolidated Financial Statements.

         Systemwide Staffing Services and Health Services sales

accounted for approximately 55% and 45%, respectively, of Registrant's

1996 systemwide sales, approximately 51% and 49%, respectively, of

Registrant's 1995 systemwide sales and approximately 48% and 52%,

respectively, of Registrant's 1994 systemwide sales.  Systemwide sales represent all sales generated by Registrant's entire network,

including Registrant, licensed and franchised offices and hospital-

based home health agencies under management.

Staffing Services

         In Staffing Services, Registrant provides assignment

employees in a full spectrum of skills, from entry level workers to seasoned professionals and managers.  Service areas include:

supplemental staffing for office technology; general office and administrative services; accounting and other financial services;

engineering and technical services; production/distribution/assembly services; information technology services; legal staffing services;

and marketing support and teleservices.  The provision of staffing services is not generally subject to extensive Federal and state regulation.

         Registrant believes that utilization of assignment employees has become a valuable and recognized management tool, allowing many companies to convert fixed costs to variable costs, especially in view of corporate reengineering and restructuring in a more competitive global environment.  With the availability of such services, a client can maintain on a cost-effective basis a nucleus of core personnel that can be supplemented by skilled specialists for long- and short-

term assignments. The expense and inconvenience of hiring additional employees for assignments of a limited duration, including recruiting, interviewing, reference-checking and testing, are eliminated.  Additionally, Registrant believes that its comprehensive added-value services enable clients to eliminate the record keeping,

payroll taxes, insurance and administrative costs usually associated with regular, full-time personnel.  A client pays only for actual hours worked by Registrant's assignment employees; upon completion of the assignment, services can be immediately terminated without the adverse effects associated with employee lay-offs.

         By supplying a supplemental work force to its Staffing

Services clients, Registrant believes it affords them added

efficiencies and economies, as well as greater productivity and flexibility.  Registrant's assignment employees help meet clients'

staffing requirements for peak periods caused by such recurring factors as seasonal demands, inventories, month-end requirements and vacations and such unpredictable factors as special projects,

marketing promotions, illnesses and emergencies.  Assignments of personnel may be for hours, days, weeks, months or longer periods as the clients' needs dictate.

         In Staffing Services, Registrant is pursuing with clients

strategic "partnering" relationships that have become increasingly important to Registrant.  Through its Partnership Program (R) services with major corporate clients, Registrant acts as a master vendor responsible for the recruitment, training and ongoing management of large groups of employees for companies at a single site or at multiple sites, allowing clients to focus better on growing their core businesses.  Other clients have outsourced entire functions whereby people, processes and technology are all managed by Registrant.

Registrant's services can also include multilocation coordination,

customized orientation and training, billing and electronic information exchange programs for its clients. These arrangements can enable a client to better manage overhead and personnel expenses and can help save a client time and money by reducing its employee recruitment and training efforts, particularly if the client is experiencing a high employee turnover rate.

Health Services

         In Health Services, Registrant provides home health care

through Registrant's licensed health care personnel, such as registered nurses, offering a broad range of services, including physician-prescribed skilled nursing treatments, patient and family education, case management, pediatric and perinatal care, physical,

occupational, neurological and speech therapies, administration of drugs, nutrients and other solutions, and disease management programs,

as well as staffing for hospitals, industry and pharmaceutical companies.  Through its clinical pharmacy network, Registrant has the ability to deliver nutrients and medications utilized in certain of its home health care services.  Registrant's infusion therapy operations were significantly expanded through Registrant's

acquisition of Quantum Health Resources, Inc. in June 1996.  Home

health care provided by Registrant's unlicensed personnel, such as home health aides and homemakers, may involve assistance with personal hygiene, feeding, dressing, preparation of meals and light

housekeeping.

         Registrant provides Network services, which involve case

management for the entire home care benefit for managed care customers with a single source for centralized intake and billing,

claims adjudication, quality assurance and data reporting and analysis.  In furnishing hospital management services, Registrant provides comprehensive management services to hospital-based home health agencies, including clinical expertise, policies and procedures, quality assurance programs and caregiver training, as well as dedicated on-site and corporate personnel who provide certain back office support functions.  In carrying out supplemental institutional staffing, Registrant's health care professionals perform services for hospitals, nursing homes, clinics and other health care facilities and furnish business and industry with specialized staffing.  Health care institutions use supplemental staffing for peak periods, illnesses and vacations, helping these facilities control employee costs.

         Factors that Registrant believes have contributed to the

development of home health care in particular include institutional,

governmental, managed care organizational and third-party payor recognition that home health care is a cost-effective alternative to lengthy, more expensive institutional care; an aging population;

increasing consumer awareness and interest in home health care; the psychological benefits of recuperating from an illness or accident in one's own home; and advanced technology that allows more health care procedures to be provided at home.

         Of Registrant's Health Services revenues, approximately 26%

are attributable to Medicare reimbursement and approximately 22% are attributable to Medicaid reimbursement and state and local government contracts.  Registrant's home health care business is subject to extensive Federal and state regulation covering, among other things,

Medicare and Medicaid reimbursement, reporting requirements,

certification and licensure standards for certain home health agencies, and, in some cases, certificate of need requirements, and pharmacy licensing requirements.  Registrant is also subject to

Federal and state laws regarding fraud and abuse in the delivery of health care services.  These laws generally prohibit direct or indirect payments, including the offer or solicitation of such payments, for the referral of patients.

         Registrant is actively pursuing relationships with managed care organizations as a provider and as a manager of Network services for home health care delivery.  Registrant believes that its nationwide office network, financial resources and the quality, range and cost-effectiveness of its services are important factors as it seeks opportunities in its managed care relationships in a

consolidating home health care industry.  Registrant offers the direct and managed provision of care as a single gatekeeper, thereby optimizing utilization.  Registrant continues to expand its health care service delivery capabilities through hospital management contracts to manage hospital-based home health operations in exchange for management fees.

General

          In general, Registrant obtains clients through personal

sales  presentations, telephone marketing calls, direct mail solicitation, referrals from other clients and advertising in a variety of local and national media, including the Yellow Pages,

newspapers, magazines, trade publications and television.

Registrant's marketing efforts for Health Services also involve personal contact with case managers for managed health care programs,

such as those involving health maintenance organizations (HMOs) and preferred provider organizations (PPOs), physicians and their staffs,

hospital management, hospital discharge planners, nursing home supervisors, insurance company representatives and employers with self-funded employee health benefit programs.

         Registrant believes that its success in furnishing assignment employees and caregivers is based, among other factors, on its reputation for quality and local market expertise, combined with the resources of its extensive office network.  Registrant also empowers its branch managers and branch directors with a high level of responsibility, providing strong incentives to manage the business effectively at the local level--one of the central ingredients in a business where relationships are vital to success.

         There is no one client that accounts for as much as 10% of

Registrant's revenues.  In the opinion of Registrant, its business is not seasonal to any material degree.  Except for Registrant's expansion of legal staffing services through the acquisition of Co-

Counsel, Inc. in August 1996 and Co-Counsel, Inc.'s subsequent acquisition of five legal staffing companies, there have not been any significant changes in the kinds of services rendered or methods of distribution of Registrant since the end of the last fiscal year.

Registrant's capabilities as a provider of infusion therapies substantially increased as a result of Registrant's acquisition of

Quantum Health Resources, Inc. in June 1996.  Registrant expanded its information technology services business by its acquisition of ARMS,

Inc. in March 1996 and Systems Partners, Inc. in June 1996.

         Registrant's assignment employees and caregivers, as well as the employees of other firms providing similar services, are paid weekly for their services while payments are generally received from customers within five to eleven weeks on average of the related billings for such services.  Consequently, as new offices are established or acquired, or as existing offices expand, there is an ongoing requirement for cash resources to fund current operations as well as to provide for the expansion of the business.

         Registrant has grown and is pursuing expansion opportunities by strengthening relationships with many clients, making strategic acquisitions within and outside the United States, opening additional offices and developing and extending specialized services,

particularly in health care, information technology, financial and accounting and legal.

Franchise Operations

         At December 29, 1996, approximately 85 offices were operated by eight franchisees under franchises granted by Registrant.

Franchisees, who provide services similar to Olsten Staffing Services,

have the exclusive right to market and furnish assignment employees within a designated geographic area using certain of Registrant's trade names, service marks, advertising materials, sales programs,

manuals and forms.  Franchisees receive training from Registrant,

attend seminars, participate in marketing programs and utilize

Registrant's sales literature.  Registrant has established operating procedures and standards to be followed by its franchisees.

Registrant offers franchisees billing, payroll and other data processing systems and services, as well as accounts receivable financing.  Registrant also assists its franchisees in obtaining business from its corporate accounts and through its national and cooperative local advertising.

         Franchisees operate their businesses autonomously within the framework of Registrant's policies and standards, and recruit, employ and pay their own regular, full-time employees and assignment employees.  Registrant receives royalty fees from each franchise based upon its gross franchise sales.  Royalty fees generally start at 5% of gross franchise sales and decrease based upon volume.  Sales by franchisees to their clients are not included in Registrant's revenues but are included in Registrant's systemwide sales.  Franchise agreements are generally for a term of ten years and typically are renewable at the option of the franchisee for five additional five-year terms.  Registrant may terminate a franchise if the franchisee fails to meet Registrant's standards or otherwise breaches the franchise agreement.  Registrant is not granting new franchises and has not granted any since 1980.

Licensed Area Representative Operations

         At December 29, 1996, approximately 90 offices were operated by 51 licensed area representatives.  Substantially all of these offices provided only Staffing Services.  A licensed area

representative is a person authorized by Registrant to operate

Registrant's Staffing Services business within an exclusive marketing area.  The agreements governing licensed area representative operations do not have a stated term.  The licensed area

representative does not have an ownership interest in the business but receives approximately 50% of the office's gross profit margin in the form of commissions, which are reflected in Registrant's selling,

general and administrative expenses.  Sales by licensed area representatives are included in Registrant's revenues.  The licensed area representative is responsible for the office's operating expenses, such as rent, utilities and in-office staff salaries, and

Registrant is responsible for the assignment employee wages and related payroll taxes and insurances.  Registrant also provides national advertising, shares in the costs of certain local

advertising, conducts training seminars and furnishes operating manuals, forms and sales materials to the licensed area

representatives.

         Licensed area representatives are required to observe

Registrant's operating procedures and standards and act for Registrant in recruiting, screening, evaluating and hiring assignment employees.

The licensed area representatives solicit orders for assignment employees from clients and assign Registrant's assignment employees to clients in response to such orders.  Registrant's experience has shown that licensing is a more profitable method of operation than franchising. The opening of licensed area representative offices is one of the strategies by which Registrant is pursuing expansion opportunities.


Source and Availability of Personnel

         To maximize the cost effectiveness and productivity benefits of its assignment employees and caregivers, Registrant utilizes customized systems and procedures that it has developed and refined over the years.  These processes include the recruitment and selection of applicants who fit the client's individual parameters for skills,

experience and other criteria.  Personalized matching is achieved through initial applicant profiles, personal interviews, skill evaluations and background and reference checks.  Assignment employees and caregivers are generally employed by Registrant on an as-needed basis to meet client demand.  Specialized recruitment and retention programs are offered to assignment employees and caregivers as incentives for them to remain in the employ of Registrant.

         Assignment employees and caregivers are recruited through a variety of sources, including advertising in local and national media,

job fairs, direct mail solicitations, as well as referrals obtained directly from clients and other assignment employees and caregivers.

Registrant's employees are generally paid by Registrant for time actually worked, subject to a four-hour daily minimum on the days worked.  Although conditions may vary in different areas of the country and with respect to different skill requirements, assignment employees were generally less available during 1996 than they were in the preceding year.  Caregiver availability was about the same in 1996 compared to the preceding year.

Importance and Effect of Trademarks Held

         Various trademarks are registered with the United States

Patent and Trademark Office protecting OLSTEN. Certain other marks that are registered or in the process of being registered and are utilized in Registrant's business include AMERICA IS COMING HOME WITH

US (SM), CO-COUNSEL (R), CUSTOMIZED ADDED-VALUE (R), MAKE THE SURE

CALL (SM), OFISS 2000 (SM), PARTNERSHIP PROGRAM (R), PRECISE (R),

PROFILER (R), PROLAW SYSTEM (SM) and THE FUTURE IS WORKING WITH OLSTEN

(SM).  Under current law, federal trademark registrations can be renewed indefinitely.  National advertising and usage have, in the belief of Registrant, given significance to these marks.

Competitive Position

         The Staffing Services and Health Services provided by

Registrant also are provided by a number of companies which operate,

as Registrant does, nationally throughout the United States and by numerous regional and local firms and are highly competitive.  Unlike

Registrant, such companies and firms usually provide either staffing services or health services, but not both.  Registrant believes that,

in terms of systemwide sales, it is North America's third largest provider of staffing services, as well as one of the world's leading providers of staffing services, and North America's largest provider of home health care services and third largest provider of infusion therapy services.

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

Number of Persons Employed

         At December 29, 1996, Registrant employed approximately

11,000 regular, full-time employees and during 1996 employed approximately 560,000 assignment employees and caregivers.  In addition, Registrant's franchisees employed approximately 525 regular,

full-time employees as well as approximately 75,000 assignment employees during 1996.  Employees of franchisees are not Registrant's employees.

         As the employer of its assignment employees and caregivers,

Registrant is responsible for and pays the employer's share of Social

Security taxes, federal and state unemployment taxes, workers'

compensation insurance and other similar costs.  Wages are generally paid to assignment employees and caregivers by Registrant on an hourly basis and may vary in different geographic areas to reflect prevailing wages paid for particular skills in the community where the services are performed.  Registrant believes that its relationships with its employees are generally good.

         All assignment employees and caregivers of Registrant are

covered by general liability insurance and by a fidelity bond maintained by Registrant.  In addition, caregivers are covered by professional medical liability insurance.  Registrant believes that its insurance coverages are adequate for the purposes of its business.

International Operations

         Registrant, through its Office Angels subsidiary, operates approximately 55 offices in Great Britain to provide temporary and permanent placement services.  Registrant, through subsidiaries,

operates approximately 25 offices to provide assignment employees and

20 offices to provide caregivers in Canada.

        In 1995 Registrant purchased majority interests in Norsk

Personal AS in Norway; Allegro Vikarservice ApS in Denmark (now called

Olsten Personale AS); and Ready Office S.A. in Argentina (now called

Olsten Ready Office S.A.).  In 1996 Registrant acquired, or purchased majority interests in, OFFiS Unternehmen fur Zeitarbeit GmbH & Co. KG in Germany; Kontorsjouren AB in Sweden (now called Olsten

Personalkraft AB); Top Notch and Multiforce in Puerto Rico; and

Dataset OY in Finland (now called Olsten Dataset OY).  In 1995 and

1996 Registrant expanded its information technology operations through the acquisitions, respectively, of Ward Associates Limited in Canada and Harvey Consultants Limited in the United Kingdom.



Item 2.  Properties.

         The international corporate headquarters of Registrant are located at 175 Broad Hollow Road, Melville, New York.  The building in which the headquarters are located contains approximately 175,000 square feet of office space and is leased from Suffolk County

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders

during the fourth quarter of Registrant's 1996 fiscal year.


Item 4(a).  Executive Officers of Registrant.

         The following table sets forth certain information regarding each of the executive officers of Registrant:

                       Executive       Expiration
                        Officer         of Term    Positions and Offices
Name                     Since   Age   of Office      with Registrant
----                   --------- ---   ----------  ---------------------

Frank N. Liguori         1976    50   April 1997  Chairman of the Board and
                                                  Chief Executive Officer

Stuart Olsten            1987    44   April 1997  President and
                                                  Vice Chairman

Robert S. Forman         1997    57   April 1997  Executive Vice President
                                                  and President,
                                                  IMI Systems

B. Garfield French       1996    42   April 1997  Executive Vice President
                                                  and Managing Director,
                                                  Olsten International

Robert A. Fusco          1992    46   April 1997  Executive Vice President
                                                  and President, Olsten
                                                  Health Services

Gerald J. Kapalko        1993    50   April 1997  Executive Vice President
                                                  and President,
                                                  Olsten Latin America

Richard A. Piske, III    1993    48   April 1997  Executive Vice President
                                                  and President, Olsten
                                                  Staffing Services

William P. Costantini    1992    49   April 1997  Senior Vice President and
                                                  General Counsel

Maureen K. McGurl        1997    49   April 1997  Senior Vice President-
                                                  Human Resources

Anthony J. Puglisi       1993    47   April 1997  Senior Vice President and
                                                  Chief Financial Officer

         Frank N. Liguori has been Chairman of the Board of Registrant since February 1992 and its Chief Executive Officer since April 1990.

         Stuart Olsten has been Vice Chairman of Registrant since August 1994 and President of Registrant since April 1990. He was Chief Operating Officer of Registrant from April 1990 through July 1993.

         Robert S. Forman has been Executive Vice President of Registrant since February 1997 and President of IMI Systems Inc. since 1979.

         B. Garfield French has been Executive Vice President of Registrant since February 1996 and Managing Director of Olsten International, B.V. since October 1994. From November 1987 to October 1994, he was Senior Vice President - Canadian and Mid-America Division of Registrant.

         Robert A. Fusco has been Executive Vice President of Registrant since January 1992 and President, Olsten Health Services, since July 1993. He was General Manager, Olsten HealthCare, from January 1992 to July 1993.

         Gerald J. Kapalko has been Executive Vice President of Registrant since July 1993, and President, Olsten Latin America since January 1997. From August 1987 to July 1993, he was Senior Vice President - Corporate Development of Registrant.

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

         Maureen K. McGurl has been Senior Vice President - Human Resources of Registrant since December 1996. From 1984 to December 1996, she was Corporate Vice President of Human Resources and Organizational Planning of Supermarkets General, a supermarket company.

         Anthony J. Puglisi has been Senior Vice President and Chief Financial Officer of Registrant since April 1993. From December 1988 to April 1993, he was Chief Financial Officer of NMB (USA) Inc., a high technology manufacturer, and was President of IMC Magnetics Corp. from July 1988 to April 1993.

                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

         Market Information

         Registrant has outstanding two classes of common equity

securities: Common Stock and Class B Common Stock.  Registrant's Common

Stock (symbol OLS) is listed on the New York Stock Exchange.  The following table sets forth the high and low prices of the Common Stock for each quarter during fiscal 1996 and 1995:

                                        1996               1995
----------------------------------------------------------------------

                                   High      Low      High      Low
                                   ----      ---      ----      ---
                                     $        $         $        $
1st Quarter                       33        24-5/8   23-3/4    20-1/2
2nd Quarter                       32-3/8    28-1/2   24-1/4    18-7/8
3rd Quarter                       29-5/8    22-7/8   26-3/8    21-1/2
4th Quarter                       24-7/8    13-1/2   28-1/4    24-1/2
----------------------------------------------------------------------


         There is no established public trading market for Registrant's

Class B Common Stock, which is subject to significant restrictions on sale.

Registrant's Class B Common Stock, which has ten votes per share, is convertible at any time on a share for share basis into Registrant's Common

Stock, which has one vote per share.


         Holders

         On March 12, 1997 there were approximately 1,920 holders of record of Registrant's Common Stock (including brokerage firms holding

Registrant's Common Stock in "street name" and other nominees) and 725 holders of record of Registrant's Class B Common Stock.

          Dividends per share                      Fiscal Year
          -------------------              --------------------------
                                                1996           1995
                                           --------------------------
                                                  $              $
            Cash dividends*
               Common Stock                      .28            .21
               Class B Common Stock              .28            .21














----------------
 * Registrant paid quarterly dividends in its two most recent fiscal years.

Item 6.   Selected Financial Data.

                                        OLSTEN CORPORATION AND SUBSIDIARIES
                                              SELECTED FINANCIAL DATA
                                              -----------------------


In thousands, except share amounts
                                             1996        1995          1994           1993          1992
                                             ----        ----          ----           ----          ----
                                              $            $             $             $             $


Service sales, franchise fees,
 management fees and other
 income                                   3,377,729   2,813,768     2,588,697      2,402,145     2,131,262
Income before extraordinary
 charge                                      54,642      90,290        92,240          5,043        40,444
Net income (loss)                            54,642      90,290        92,240         (9,625)       40,444
Working capital                             615,593     493,970       438,432        401,720       303,010
Total assets                              1,439,240   1,138,410       979,714        915,086       767,675
Long-term debt                              330,329     267,030       211,250        262,307       150,419
Shareholders' equity                        769,273     586,389       515,986        404,342       394,492

SHARE INFORMATION:
 Primary earnings (loss) per share:
    Income before extraordinary
        charge                                  .70        1.21          1.25            .07           .62
    Net income (loss)                           .70        1.21          1.25           (.14)          .62

 Fully diluted earnings (loss) per share:
    Income before extraordinary
        charge                                  .70        1.18          1.22            .07           .62
    Net income (loss)                           .70        1.18          1.22           (.14)          .62

Cash dividends                                  .28         .21           .16            .16           .13
Book value                                     9.53        7.98          7.06           5.68          5.80

SYSTEMWIDE SALES:
    Staffing Services                     2,246,803   1,693,407     1,397,393      1,129,632       941,397
    Health Services                       1,849,396   1,607,595     1,489,522      1,490,599     1,375,267
                                          ---------   ---------     ---------      ---------     ---------
                                          4,096,199   3,301,002     2,886,915      2,620,231     2,316,664
                                          =========   =========     =========      =========     =========

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

                            OLSTEN CORPORATION & SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         ---------------------------------------
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      ---------------------------------------------

Results of Operations
---------------------

Operating results reflect the combined operations of Olsten Corporation (the "Company"), Quantum Health Resources, Inc. ("Quantum") acquired on June 28, 1996, Co-Counsel, Inc. ("Co-Counsel") acquired on August 9, 1996, and IMI Systems Inc. ("IMI") acquired on August 2, 1995. Each of these transactions has been accounted for as a pooling of interests. Comparisons with prior years are based on restated combined results.

In 1996, the Company recorded merger, integration and other non-recurring charges totalling $80 million ($48.2 million, net of tax), or $.62 per share. These non-recurring charges before taxes consist of merger and integration charges resulting from the Quantum and Co-Counsel acquisitions of $44.5 million ($27 million, net of tax), and include transaction costs of $8.1 million; compensation and severance costs of $12.4 million; asset writedowns of $8.2 million; and integration costs of $15.8 million. The remaining non-recurring charges before taxes, which approximate $30 million ($18 million, net of tax), pertain to certain allowances for a change in the methodology used by Medicare for computing reimbursements in prior years related to the Company's home health care business, and Quantum's charge of $5.5 million ($3.2 million, net of tax) related to settlement of shareholder litigation.

Quantum recorded non-recurring charges in 1995 totalling $12.3 million ($7.4 million, net of tax), or $.09 per share, consisting of a settlement associated with a State of California billing dispute of $6.3 million ($3.8 million, net of tax); a writeoff of Quantum's physician practice management business of $2.2 million ($1.3 million, net of tax); and a charge of $3.8 million ($2.3 million, net of tax) representing costs of relocating Quantum's corporate headquarters.

Excluding the effects of these non-recurring charges, net income increased 5 percent to $102.8 million, or $1.31 per share fully diluted, in 1996 versus $97.7 million, or $1.27 per share fully diluted, in 1995. Net income in 1995 increased 6 percent from $92.2 million, or $1.22 per share fully diluted, in 1994.

Systemwide sales for the Company's two segments increased 24 percent, to $4.1 billion in 1996; 14 percent, to $3.3 billion in 1995; and 10 percent, to $2.9 billion in 1994. Systemwide sales represent sales generated by Company, licensed and franchised offices, and hospital-based home health agencies under management.

Revenues increased 20 percent in 1996 to $3.4 billion compared to $2.8 billion in 1995. This increase reflected the continued strong demand for the Company's services along with additional growth through acquisitions. Revenues in 1995 rose 9 percent from $2.6 billion in 1994.

Staffing Services' revenues grew 39 percent in 1996 and 24 percent in 1995. Acquisitions accounted for 22 percent of the growth in 1996 and 5 percent in 1995, with the balance resulting from increases in volume and pricing. We continue to expand our Information Technology Services business, and our businesses in Europe and Latin America.

Health Services' revenues were essentially flat in 1996 compared to 1995, and decreased 4 percent in 1995 versus 1994. Increases in Quantum's revenues, due to the introduction of new businesses and an increase in the Company's managed care business, were offset by a decrease in Medicare visits and the sale of certain operations in 1996. The decrease in 1995 resulted primarily from divestitures made by the Company in order to strategically position itself.

Cost of services sold increased 24 percent, to $2.4 billion in 1996; 9 percent, to $2 billion in 1995; and 9 percent, to $1.8 billion in 1994, due primarily to the growth of revenues. Gross margins as a percentage of revenues were 28.3 percent in 1996 and 30.4 percent in both 1995 and 1994. Gross profit margin on a consolidated basis was negatively impacted by the change in the Staffing/Health Services business mix. Staffing Services, which operates at lower margins, comprised a larger percentage of the total revenues in 1996 as compared to 1995. In addition, Staffing Services' gross profit margins declined due to the significant growth of longer-term, higher-volume, lower-margin corporate account contracts and large regional "partnerships" with major companies. International margins were reduced due to competitive pricing pressures and increases in certain statutory costs. The decline in Health Services' gross margins can be attributed to pricing pressure from large managed care contracts, as well as a reduction in visits caused by the migration of Medicare patients to health maintenance organizations and competing home health agencies created by hospitals.

Selling,  general and  administrative  expenses as a percentage of revenues were
22.7 percent, or $767 million; 24.3 percent, or $684 million; and 24 percent, or $621 million; in 1996, 1995 and 1994, respectively. The decrease, as a percentage of revenues in 1996 versus 1995, resulted from both enhanced cost control and increased revenues. The increase, as a percentage of revenues in 1995 versus 1994, resulted from Quantum's expanded support to its field operation, development of its information systems, startup of a subsidiary and expansion of its management team.

Net interest expense of $12.3 million, $4.9 million and $6.4 million, in 1996, 1995 and 1994, respectively, reflected borrowing costs on long-term debt offset by interest income on investments. The increase in 1996 resulted from interest expense incurred as the Company continued to fund its acquisition program. The decrease in 1995 resulted from repayment of debt in 1994 and increased income on investments in 1995.

The combination of the factors previously described increased pre-tax income from operations, excluding merger, integration and other non-recurring charges, to $174.9 million in 1996, compared to $167.7 million in 1995 and $158 million in 1994.

The 1996 effective income tax rate was 40.7 percent, compared to 42 percent in 1995 and 41.6 percent in 1994. The Company's effective rate has exceeded the Federal statutory rate primarily because of non-deductible goodwill amortization and state income taxes, which vary from year to year in relation to the mix of taxable income by state.

Liquidity and Capital Resources
-------------------------------

Working capital at December 29, 1996, including $105.7 million in cash, was $616 million, an increase of 25 percent over the prior year. Receivables, net, increased $144.4 million, or 28 percent, predominantly due to revenue growth and acquisitions. Fixed assets, net, increased $20.9 million, or 19 percent, primarily relating to computer system and equipment purchases. Intangibles, principally goodwill, net, increased $123.2 million, or 42 percent, resulting from acquisitions, offset by amortization of intangibles.

The Company has a new revolving credit agreement with a consortium of 11 banks for up to $400 million in borrowings and letters of credit. As of December 29, 1996, there were $45 million in borrowings and $47 million in standby letters of credit outstanding. The Company has invested available funds in secure, short-term, interest-bearing investments. The Company believes that its levels of working capital, liquidity and available sources of funds are sufficient to support present operations and to continue to fund future growth and business opportunities as the Company increases the scope of its services.

The Company's annual dividend on common stock and Class B common stock was $.28 per share.

Item 8.   Financial Statements and Supplementary Data.

          The following financial statements of Registrant are included in this
Report:
                                                  Page(s) in this Report
                                                  ----------------------


Consolidated Financial Statements:

  Balance Sheets as of December 29, 1996 and               F-2
    December 31, 1995

  Statements of Income for the three years                 F-3
    ended December 29, 1996

  Statements of Changes in Shareholders' Equity            F-4
   for the three years ended December 29, 1996

  Statements of Cash Flows for the three years             F-5
    ended December 29, 1996

  Notes to Consolidated Financial Statements            F-6 - F-18

Report of Independent Auditors                             F-19




Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          There have been no such changes or disagreements.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

          See the information under the captions "Election of

Directors" and "Section 16(a) Beneficial Ownership Reporting

Compliance" in Registrant's definitive Proxy Statement with

respect to its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.  See also the information with respect to executive officers of Registrant under Item 4(a) of

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

"Employment Contracts, Termination of Employment and Change-in-

Control Arrangements" and "Compensation Committee Report on

Executive Compensation" in Registrant's definitive Proxy

Statement with respect to its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          See the information under the caption "Security

Ownership of Certain Beneficial Owners and Management" in

Registrant's definitive Proxy Statement with respect to its 1997

Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          See the information under the caption "Certain Business

Relationships" in Registrant's definitive Proxy Statement with respect to its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is

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

                    4(a)    Restated Certificate of Incorporation
                            of Registrant, as amended, filed as
                            Exhibit 3(a).

                    4(b)    By-Laws of Registrant, filed as Exhibit
                            3(b).

                    4(c)    Indenture dated as of March 15, 1996
                            between Registrant and First Union
                            National Bank, as Trustee, relating to
                            Registrant's 7% Senior Notes due 2006,
                            filed as Exhibit 4 to Registrant's
                            Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 1996, is
                            incorporated herein by reference.

                    4(d) Form of Indenture dated as of October 8, 1993 between Quantum Health Resources, Inc. and First Trust National Association, as Trustee, relating to 4-3/4% Convertible Subordinated Debentures Due 2000 of Quantum Health Resources, Inc., filed as Exhibit 4.1 to Registration Statement on Form S-3 (Reg. No. 33-69088) of Quantum Health Resources, Inc., is incorporated herein by reference.

                   +4(e) Supplemental Indenture dated as of June 28, 1996 between Quantum Health
                            Resources, Inc. and First Trust
                            National Association, as Trustee.


-----------------
+ Filed herewith

                    *10(a) Registrant's 1984 Incentive Stock Option Plan, as amended, filed as Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

                    *10(b) Registrant's Incentive Restricted Stock Plan, as amended, filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

                    *10(c) Form of agreement under Registrant's Incentive Restricted Stock Plan, filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended December 30, 1990, is incorporated herein by reference.

                     10(d) Credit Agreement dated as of August 9, 1996 among Registrant, the Banks signatory thereto and The Chase Manhattan Bank, as Agent, covering $400 million credit facility, filed as
                            Exhibit 10 to Registrant's Quarterly
                            Report on Form 10-Q for the quarter
                            ended June 30, 1996, is incorporated
                            herein by reference.

                    *10(e) Registrant's 1990 Non-Qualified Stock Option Plan for Non-Employee Directors and Consultants, as amended and restated, is incorporated by reference to Exhibit C to Registrant's definitive Proxy Statement with respect to its 1995 Annual Meeting of Shareholders.

                    *10(f) Registrant's Supplemental Retirement Plan for Key Executives filed as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended January 3, 1993, is incorporated herein by reference.

                    *10(g)  Registrant's Executive Voluntary
                            Deferred Compensation Plan and Trust
                            Agreement between Registrant and
                            Prudential Trust Company, filed as
                            Exhibit 10(k) to Registrant's Annual
                            Report on Form 10-K for the year ended
                            January 2, 1994, is incorporated herein
                            by reference.



--------------------
*Management contract or compensatory plan or arrangement.

                    *10(h) Registrant's Retirement Plan for Outside Directors and Consultants, filed as Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

                    *10(i) Registrant's Deferred Compensation Plan for Outside Directors, filed as Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

                    *10(j) Employment Agreement dated March 28, 1994 between Registrant and Frank N. Liguori, filed as Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

                   +*10(k)  Amendment dated March 27, 1996 to
                            Employment Agreement between Registrant
                            and Frank N. Liguori.

                    *10(l)  Agreement dated November 8, 1993
                            between Registrant and Frank N. Liguori
                            covering incentive award under
                            Incentive Restricted Stock Plan and
                            amendment thereto dated March 27, 1994,
                            filed as Exhibit 10(r) to Registrant's
                            Annual Report on Form 10-K for the year
                            ended January 2, 1994, is incorporated
                            herein by reference.

                    *10(m)  Form of change in control agreement
                            between Registrant and each of Robert
                            A. Fusco, Richard A. Piske, III and
                            Anthony J. Puglisi, filed as Exhibit
                            10(o) to Registrant's Annual Report on
                            Form 10-K for the year ended January 1,
                            1995, is incorporated herein by
                            reference.

                    *10(n) Registrant's 1994 Stock Incentive Plan, as amended and restated, is incorporated by reference to Exhibit B to Registrant's definitive Proxy Statement with respect to its 1995 Annual Meeting of Shareholders.





--------------------
*Management contract or compensatory plan or arrangement.

+Filed herewith.

                    *10(o) Registrant's Executive Officer Bonus Plan is incorporated by reference to Exhibit C to Registrant's definitive Proxy Statement with respect to its 1994 Annual Meeting of Shareholders.

                     10(p)  Lease Agreement dated as of April 1,
                            1995 between Suffolk County Industrial
                            Development Agency and OLS Holdings,
                            Inc. covering headquarters facility at
                            175 Broad Hollow Road, Melville, New
                            York, filed as Exhibit 10(t) to
                            Registrant's Annual Report on Form 10-K
                            for the year ended December 31, 1995,
                            is incorporated herein by reference.

                    +21     Subsidiaries of Registrant.

                    +23     Consent of Coopers & Lybrand L.L.P.,
                            independent auditors.

                    +27     Financial Data Schedule.

          (b)      Reports on Form 8-K

                   During the last quarter of the period covered by this report, Registrant filed a report on Form 8-K, dated November 21, 1996, reporting in Item 5, Other Events, that Registrant had released a press release dated November 21, 1996, which was filed as an Exhibit.























--------------------
*Management contract or compensatory plan or arrangement.

+Filed herewith.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                     OLSTEN CORPORATION

Date: March 27, 1997          By:/s/ Frank N. Liguori
                                 -----------------------
                                 Frank N. Liguori
                                 Chairman and Chief
                                 Executive Officer

         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 27, 1997          By:/s/ Frank N. Liguori
                                 -----------------------
                                 Frank N. Liguori
                                 Chairman and Chief
                                 Executive Officer and Director
                                 (Principal Executive Officer)

Date: March 27, 1997          By:/s/ Anthony J. Puglisi
                                 -------------------------
                                 Anthony J. Puglisi
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

Date: March 27, 1997          By:/s/ Andrew N. Heine
                                 ----------------------
                                 Andrew N. Heine
                                 Director

Date: March 27, 1997          By:/s/ Stuart R. Levine
                                 -----------------------
                                 Stuart R. Levine
                                 Director

Date: March 27, 1997          By:/s/ John M. May
                                 ------------------
                                 John M. May
                                 Director

Date: March 27, 1997          By:/s/ Miriam Olsten
                                 --------------------
                                 Miriam Olsten
                                 Director

Date: March 27, 1997          By:/s/ Stuart Olsten
                                 --------------------
                                 Stuart Olsten
                                 Director

Date: March 27, 1997          By:/s/ Richard J. Sharoff
                                 -------------------------
                                 Richard J. Sharoff
                                 Director

Date: March 27, 1997          By:/s/ Raymond S. Troubh
                                 ------------------------
                                 Raymond S. Troubh
                                 Director

Date: March 27, 1997          By:/s/ Josh S. Weston
                                 ---------------------
                                 Josh S. Weston
                                 Director

                      OLSTEN CORPORATION and SUBSIDIARIES

                         INDEX to FINANCIAL STATEMENTS



                                   --------







                                                           Pages
                                                           -----


  Consolidated Financial Statements:

    Balance Sheets as of December 29, 1996 and              F-2
      December 31, 1995

    Statements of Income for the three years                F-3
      ended December 29, 1996

    Statements of Changes in Shareholders' Equity           F-4
      for the three years ended December 29, 1996

    Statements of Cash Flows for the three                  F-5
      years ended December 29, 1996

    Notes to Consolidated Financial Statements           F-6 - F-18

  Report of Independent Auditors                            F-19

                              OLSTEN CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                  ---------------------------
In thousands, except share amounts                 December 29, 1996        December 31, 1995
                                                   -----------------        -----------------
ASSETS
Current assets
   Cash                                                 $   105,725              $   107,418
   Receivables, less allowance for
       doubtful accounts of $26,299
       and $30,660, respectively                            661,806                  517,434
   Inventories                                               52,440                   46,488
   Prepaid expenses and other current assets                 23,628                   26,197
   Refundable and deferred taxes                             34,836                   20,407
                                                            -------                  -------
       Total current assets                                 878,435                  717,944

Fixed assets, net                                           130,021                  109,092

Intangibles, principally goodwill, net of
   accumulated amortization of $84,534
   and $68,677, respectively                                413,549                  290,342

Other assets                                                 17,235                   21,032
                                                          ---------                ---------
                                                        $ 1,439,240              $ 1,138,410
                                                          =========                =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accrued expenses                                     $   111,325              $    79,168
   Accounts payable                                          58,920                   57,323
   Payroll and related taxes                                 57,059                   52,124
   Insurance costs                                           35,538                   35,359
                                                            -------                  -------
       Total current liabilities                            262,842                  223,974

Long-term debt                                              330,329                  267,030

Other liabilities                                            76,796                   61,017

Commitments                                                      --                       --

Shareholders' equity
   Common stock $.10 par value; authorized 110,000,000 shares; issued 66,652,997 shares and 50,428,046 shares,
       respectively                                           6,665                    5,043
   Class B common stock $.10 par value;
       authorized 50,000,000 shares;
       issued 14,086,024 shares and 23,059,502
       shares, respectively                                   1,409                    2,306
   Additional paid-in capital                               438,956                  294,758
   Retained earnings                                        320,496                  286,037
   Cumulative translation adjustment                          1,747                   (1,755)
                                                          ---------                ---------
       Total shareholders' equity                           769,273                  586,389
                                                          ---------                ---------
                                                        $ 1,439,240              $ 1,138,410
See notes to consolidated financial statements.           =========                =========

                                    OLSTEN CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                     ---------------------------------


For the Three Years Ended December 29, 1996

In thousands, except share amounts      December 29, 1996   December 31, 1995   January 1, 1995
                                        -----------------   -----------------   ---------------

Service sales, franchise
  fees, management fees and
  other income                                $3,377,729          $2,813,768        $2,588,697

Cost of services sold                          2,423,491           1,956,986         1,802,919
                                               ---------           ---------         ---------
  Gross profit                                   954,238             856,782           785,778

Selling, general and administrative
  expenses                                       767,117             684,170           621,450

Interest expense, net                             12,260               4,870             6,376

Merger, integration and other
  non-recurring charges                           80,000              12,308              --
                                               ---------           ---------         ---------

  Income before income taxes and
     minority interests                           94,861             155,434           157,952

Income taxes                                      38,627              65,231            65,722
                                               ---------           ---------         ---------
  Income before minority interests                56,234              90,203            92,230

Minority interests                                 1,592                 (87)              (10)
                                               ---------           ---------         ---------
  Net income                                  $   54,642          $   90,290        $   92,240
                                               =========           =========         =========

SHARE INFORMATION:

  Primary earnings per share:

     Net income                               $      .70          $     1.21        $     1.25
                                               =========           =========         =========
     Average shares outstanding                   78,254              74,438            73,894
                                               =========           =========         =========
  Fully diluted earnings per share:

     Net income                               $      .70          $     1.18        $     1.22
                                               =========           =========         =========
     Average shares outstanding                   78,254              81,684            81,259
                                               =========           =========         =========





See notes to consolidated financial statements.

                                      OLSTEN CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF
                                        CHANGES IN SHAREHOLDERS' EQUITY
                                        -------------------------------

For the Three Years Ended December 29, 1996


                                          Common stock     Additional                Cumulative
                                         --------------      paid-in      Retained   translation
In thousands, except share amounts      Shares     Amount    capital      earnings    adjustment      Total
                                       --------   --------  ----------   ----------  ------------    -------

Balance at January 2, 1994            50,566,911   $5,057    $273,928     $126,960      $(1,604)     $404,341

  Net income                                  --       --          --       92,240           --        92,240
  Cash dividends                              --       --          --       (9,896)                    (9,896)
  Translation adjustment                      --       --          --           --          110           110
  Exercise of stock options and
    employee stock purchases             659,086       66      12,941           --           --        13,007
  Amortization of restricted stock            --       --       2,299           --           --         2,299
  Conversion of debentures               636,109       64      13,821           --           --        13,885
                                      ----------    -----     -------      -------       ------       -------
Balance at January 1, 1995            51,862,106    5,187     302,989      209,304       (1,494)      515,986

  Net income                                  --       --          --       90,290           --        90,290
  Cash dividends                              --       --          --      (13,557)          --       (13,557)
  Translation adjustment                      --       --          --           --         (261)         (261)
  Exercise of stock options and
    employee stock purchases             568,483       57       5,682           --           --         5,739
  Amortization of restricted stock            --       --         702           --           --           702
  Repurchase
 and retirement of
    common stock                        (388,020)     (39)    (12,471)          --           --       (12,510)
  Three-for-two stock split           21,444,979    2,144      (2,144)          --           --            --
                                      ----------    -----     -------      -------       ------       -------
Balance at December 31, 1995          73,487,548    7,349     294,758      286,037       (1,755)      586,389

  Net income                                  --       --          --       54,642           --        54,642
  Cash dividends                              --       --          --      (20,183)          --       (20,183)
  Translation adjustment                      --       --          --           --        3,502         3,502
  Exercise of stock options,
    warrants and employee stock
    purchases                          1,870,185      187      20,916           --           --        21,103
  Amortization of restricted stock            --       --         952           --           --           952
  Conversion of debentures             5,381,288      538     122,330           --           --       122,868
                                      ----------    -----     -------      -------       ------       -------
Balance at December 29, 1996          80,739,021   $8,074    $438,956     $320,496      $ 1,747      $769,273
                                      ==========    =====     =======      =======       ======       =======









See notes to consolidated financial statements.

                                    OLSTEN CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   -------------------------------------
For the Three Years Ended December 29, 1996
In thousands                          December 29, 1996      December 31, 1995      January 1, 1995
                                      -----------------      -----------------      ---------------
OPERATING ACTIVITIES:
Net income                                     $54,642                $90,290              $92,240
Adjustments to reconcile  net
  income to net cash (used in)
  provided by operating activities:
    Depreciation and amortization               43,897                 35,645               27,781
    Provision for doubtful accounts             20,342                 18,193               12,261
    Deferred income taxes                         (446)                 5,009               14,127
    Changes in assets and liabilities,
     net of effects from acquisitions
     and dispositions:
         Accounts receivable                  (127,071)               (86,904)             (23,537)
         Inventories, prepaid expenses
          and refundable taxes                 (15,679)                (7,514)             (10,558)
         Current liabilities                    14,426                 (5,210)               2,793
         Other, net                            (10,631)               (17,713)               8,214
    Net cash (used in) provided by            --------               --------             --------
     operating activities                      (20,520)                31,796              123,321
                                              --------               --------             --------
INVESTING ACTIVITIES:
Acquisitions of businesses and
  reacquisitions of franchises                (136,218)               (90,249)             (10,393)
Purchases of fixed assets                      (47,375)               (52,865)             (50,723)
Disposition of fixed assets and
  businesses                                    12,381                 16,141                6,698
Net proceeds from sale (purchases)
  of investment securities                         842                 22,292              (16,563)
    Net cash used in investing                --------               --------             --------
     activities                               (170,370)              (104,681)             (70,981)
                                              --------               --------             --------
FINANCING ACTIVITIES:
Net proceeds from issuance of
  senior notes                                 197,224                     --                   --
Issuances of common stock under
  stock plans                                   21,103                  5,739               13,007
Cash dividends                                 (20,183)               (13,557)              (9,896)
Net (repayment of) proceeds from
  line of credit agreements                     (8,947)                56,205              (34,060)
Repurchase and retirement of
  common stock                                      --                (12,510)                  --
    Net cash provided by (used in)            --------               --------             --------
     financing activities                      189,197                 35,877              (30,949)
                                              --------               --------             --------
Net (decrease) increase in cash                 (1,693)               (37,008)              21,391
Cash at beginning of year                      107,418                144,426              123,035
                                              --------               --------             --------
Cash at end of year                         $  105,725              $ 107,418            $ 144,426
                                              ========               ========             ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash payments for income taxes            $   64,073              $  33,302            $  33,163
  Cash payments for interest                $   15,260              $  11,695            $  12,130
NON-CASH TRANSACTIONS:
  Conversion of debt to equity              $  124,846              $      --            $  13,885

See notes to consolidated financial statements.  F-5

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands, except share amounts)

Note 1.  Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly- owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company's fiscal year ends on the Sunday nearest to December 31st. Certain prior period amounts have been reclassified to conform with the current year presentation.

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

Inventories
Inventories consist primarily of biological and pharmaceutical products and supplies held for sale or distribution to patients through prescription. The Company records inventories at the lower of cost (weighted average cost) or market.

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

Foreign Currency Translation
Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, and gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of shareholders' equity.

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

Accounting Changes
Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 at January 1, 1996 and its application during 1996, had no material impact on the Company's financial position or results of operations.

Note 2.  Acquisitions

On June 28, 1996, the Company completed the acquisition of Quantum Health Resources, Inc. ("Quantum"), a provider of alternate site therapies and support services to individuals affected by certain chronic diseases and other disorders. As a result, the Company issued approximately 8.8 million shares of Class B common stock in exchange for all the outstanding Quantum capital stock. The acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company have been restated for all periods prior to the acquisition to combine the accounts and operations of the Company and Quantum. Certain reclassifications have been made to conform Quantum's results to the Company's presentation. Operating results previously reported for the separate companies, including Quantum's non-recurring charges of $12.3 million ($7.4 million, net of tax) in 1995 and $5.5 million ($3.2 million, net of tax) in the first three months of 1996, for periods prior to the acquisition, are as follows:

                                                                           Three Months Ended
                                                Year Ended                    (unaduited)
                                        --------------------------      ------------------------
                                        December 31,    January 1,      March 31,       April 2,
                                            1995           1995            1996           1995
                                        ------------   -----------      ----------    ----------

Service sales, franchise fees,
 management fees and other income:
   Olsten                                $2,518,875    $2,307,667      $  683,214     $  590,350
   Quantum                                  286,154       274,979          80,032         71,313
                                          ---------     ---------       ---------      ---------
                                         $2,805,029    $2,582,646      $  763,246     $  661,663
                                          =========     =========       =========      =========
Net income (loss):
   Olsten                                $   90,469    $   71,242      $   23,003     $   19,092
   Quantum                                    1,016        21,641          (1,354)         3,922
                                          ---------     ---------       ---------      ---------
                                         $   91,485    $   92,883      $   21,649     $   23,014
                                          =========     =========       =========      =========

On August 9, 1996, the Company completed the acquisition of Co-Counsel, Inc. ("Co-Counsel"), a provider of temporary and full-time attorneys and paralegals to law firms and corporate law departments. As a result, the Company issued approximately 400 thousand shares of Class B common stock in exchange for all the Co-Counsel capital stock. The acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company have been restated for all periods prior to the acquisition to combine the accounts and operations of the Company and Co-Counsel. Operating results previously reported for the separate companies, for periods prior to the acquisition, are as follows:


                                                                            Six Months Ended
                                                Year Ended                    (unaduited)
                                        --------------------------      ------------------------
                                        December 31,    January 1,       June 30,        July 2,
                                            1995           1995            1996           1995
                                        ------------   -----------      ----------    ----------
Service sales, franchise fees,
 management fees and other income:
   Olsten                                $2,805,029    $2,582,646      $1,564,574     $1,351,630
   Co-Counsel                                 8,739         6,051           5,812          3,971
                                          ---------     ---------       ---------      ---------
                                         $2,813,768    $2,588,697      $1,570,386     $1,355,601
                                          =========     =========       =========      =========
Net income (loss):
   Olsten                                $   91,485    $   92,883      $   51,684     $   47,498
   Co-Counsel                                (1,195)         (643)           (494)          (215)
                                          ---------     ---------       ---------      ---------
                                         $   90,290    $   92,240      $   51,190     $   47,283
                                          =========     =========       =========      =========

During 1996, the Company acquired various businesses which were accounted for by the purchase method of accounting.

In January 1996, the Company completed its purchase of OFFiS Unternehmen fur Zeitarbeit GmbH & Co. KG (OFFiS) for $47.5 million in cash. Additionally, the

Company's 50.1% owned Norwegian subsidiary, Norsk Personal AS, acquired Kontorsjouren AB for $5.3 million in cash. In February 1996, the Company acquired Top Notch Temporary Services, Inc. and Multiforce Temporary Services, Inc. for $5.5 million in cash plus net assets acquired of approximately $4 million. In August 1996, the Company acquired Flatley Employment Services, Inc., a temporary and technical services company, for $8 million in cash. During 1996, the Company acquired several other Staffing Services businesses for an aggregate purchase price of $20.1 million.

The Company's Information Technology Services subsidiaries completed the acquisitions of ARMS, Inc. in March 1996 for $14.5 million in cash, Systems Partners, Inc. and Computer Partners International Corporation in June 1996 for $10.4 million in cash, and U.K.-based Harvey Consultants Ltd. in August 1996 for $6.1 million. In January 1997, one of the Company's Information Technology subsidiaries completed the acquisition of Vistech, Inc. for $17.5 million in cash.

The Company's Legal Staffing Services subsidiary completed the acquisitions of five legal services companies in the fourth quarter of 1996 for a total of $11.4 million in cash.

In February 1996, the Company completed its purchase of PartnersFirst Management, Inc., a manager and provider of services to hospital-owned home health agencies, for $11.4 million in cash. In October 1996, the Company acquired Central Health Services, a home health agency, for $7.8 million in cash. During 1996, the Company purchased several other Health Services businesses for an aggregate purchase price of $7.4 million.

The results of operations of the acquired companies are included in the Company's 1996 consolidated Statement of Income from dates of acquisition. Proforma results of operations are not presented as the proforma impact of the purchased acquisitions was not significant to the Company's Financial Statements.

Note 3.  Merger, Integration and Other Non-Recurring Charges

In 1996, the Company recorded merger, integration and other non-recurring charges totalling $80 million ($48.2 million, net of tax), or $.62 per share. These non-recurring charges before taxes consist of merger and integration charges resulting from the Quantum and Co-Counsel acquisitions of $44.5 million ($27 million, net of tax), and include transaction costs of $8.1 million; compensation and severance costs of $12.4 million; asset writedowns of $8.2 million; and integration costs of $15.8 million. The remaining non-recurring charges before taxes, which approximate $30 million ($18 million, net of tax), pertain to certain allowances for a change in the methodology used by Medicare for computing reimbursements in prior years related to the Company's home health care business, and Quantum's charge of $5.5 million ($3.2 million, net of tax) related to settlement of shareholder litigation. At December 29, 1996, $26 million of the acquisition charge and $30 million of the allowances remained unpaid and were included in accrued expenses and accounts receivable, respectively.

In 1995, Quantum recorded charges totalling $12.3 million ($7.4 million, net of tax), or $.09 per share relating to a settlement associated with a State of California billing dispute of $6.3 million ($3.8 million, net of tax); a writeoff of Quantum's physician practice management business of $2.2 million ($1.3 million, net of tax); and a charge of $3.8 million ($2.3 million, net of tax) representing costs of relocating Quantum's corporate headquarters.

Note 4.  Fixed Assets, Net

                                          December 29, 1996    December 31, 1995
                                          -----------------    -----------------
Computer equipment and software                 $  94,004           $  62,833

Furniture and fixtures                             68,613              62,055

Buildings and improvements                         48,792              43,507

Machinery and equipment                            17,083              15,850
                                                  -------             -------
                                                  228,492             184,245
Less accumulated depreciation
  and amortization                                 98,471              75,153
                                                  -------             -------
                                                $ 130,021           $ 109,092
                                                  =======             =======

Note 5.  Long-Term Debt
                                          December 29, 1996    December 31, 1995
                                          -----------------    -----------------
7% Senior Notes due 2006, net of
   unamortized discount                         $ 199,051           $      --
4 3/4% Convertible Subordinated
   Debentures due 2000                             86,250              86,250
4 7/8% Convertible Subordinated
   Debentures due 2003                                 --             125,000

Revolving credit agreements                        45,028              55,780
                                                  -------             -------
                                                $ 330,329           $ 267,030
                                                  =======             =======

In March 1996, the Company issued $200 million in 7% Senior Notes due 2006. The proceeds were used to repay a portion of its revolving credit facility; to expand the Company's existing office network and the types of services provided to clients, both internally and through acquisitions; and for general working capital purposes.

Quantum issued $86.3 million of 4 3/4% Convertible Subordinated Debentures maturing in 2000. The debentures are convertible into the Company's Class B common stock at $52.26 per share.

In May 1996, the Company called for redemption all of its $125 million outstanding 4 7/8% Convertible Subordinated Debentures due 2003. The debentures were converted into the Company's common stock at $23.20 per share.

The Company has a revolving credit agreement with 11 banks, providing for up to $400 million in borrowings and letters of credit with interest rates based on the London Interbank Offered Rate (LIBOR), the United States prime rate, or the Eurocurrency rate. The agreement expires in 2001. The agreement provides for the maintenance of various financial ratios and covenants. As of December 29, 1996, there were $45 million in borrowings and $47 million in standby letters of credit outstanding.

Interest expense is net of interest income of $9.1 million in 1996, $8.2 million in 1995, and $6.8 million in 1994.

Note 6.  Lease Commitments

The Company rents certain properties under noncancellable, long-term operating leases which expire at various dates. Certain of these leases require additional payments for taxes, insurance and maintenance and, in many cases, provide for renewal options. Rent expense under all leases was $44,364 in 1996, $38,338 in 1995 and $39,902 in 1994.

Future minimum rental commitments for all noncancellable leases having a remaining term in excess of one year at December 29, 1996 are as follows:

                           $

   1997                35,972
   1998                29,366
   1999                21,085
   2000                12,266
   2001                 6,541
   Thereafter          24,707

Note 7.  Shareholders' Equity

Common stock consists of shares of common stock and Class B common stock as follows:

                          December 29, 1996   December 31,1995   January 1, 1995
                          -----------------   ----------------   ---------------
Common stock                   66,652,997         50,428,046        32,257,321
Class B common stock           14,086,024         23,059,502        19,604,785
                               ----------         ----------        ----------
                               80,739,021         73,487,548        51,862,106
                               ==========         ==========        ==========

Each share of Class B common stock is convertible into one share of common stock, has a par value of $.10 and is entitled to 10 votes. The Company is also authorized to issue 250,000 shares of preferred stock; no shares have been issued.

Lifetime Corporation ("Lifetime"), which was merged into the Company in 1993, had previously issued warrants to purchase shares of its common stock in connection with the sale of convertible debentures which Lifetime subsequently repaid. As a result of the merger and as modified by the settlement of a class action lawsuit, the warrant holders were entitled to exchange four warrants plus $16.11 for 1.27 Olsten Class B common shares. During 1996, 1,326,000 shares were issued in relation to the exercise of substantially all of the Company's warrants. The remaining warrants expired on October 31, 1996.

Note 8.  Stock Plans

In 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized under the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                  December 29,      December 31,
                                                      1996              1995
                                                  ------------      ------------
                                                        $                 $

  Net income - as reported                            54,642            90,290
  Net income - proforma                               52,585            89,381
  Primary earnings per share - as reported               .70              1.21
  Primary earnings per share - proforma                  .67              1.20
  Fully diluted earnings per share - as reported         .70              1.18
  Fully diluted earnings per share - proforma            .67              1.17

The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of 1 percent; expected volatility of 33 percent; risk-free interest rate of 6.5 percent; and expected lives of 6 years.

In 1994, shareholders of the Company approved the adoption of the 1994 Stock Incentive Plan ("1994 Plan") under which an aggregate of 3 million shares of common stock were reserved for issuance upon exercise of options thereunder. These options may be awarded in the form of incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"). The option price of an ISO cannot be less than 100 percent, and the option price of the NQSO cannot be less than 85 percent of the fair market value at the date of the grant. This plan replaced the 1984 Incentive Stock Option Plan ("1984 ISO Plan") and the 1984 Non-Qualified Stock Option Plan ("1984 NQSO Plan"), which terminated in February 1994, except as to options then outstanding. In 1995, shareholders of the Company approved amendments to the 1994 Plan which increased the maximum term of stock options granted under the 1994 Plan from five years to ten years and extended eligibility under the 1994 Plan to the Company's franchisees and licensees. Options become cumulatively exercisable commencing one year after grant in four equal annual installments. At December 29, 1996, there were options outstanding of 1,685,870 and 240,376 for the 1994 Plan and 1984 ISO Plan, respectively.

In 1991, shareholders of the Company approved the adoption of the Non-Qualified Stock Option Plan for Non-Employee Directors and Consultants ("Non-Employee Plan") authorizing the grant of options to outside directors and consultants to purchase up to an aggregate of 225,000 shares of common stock. In 1995, shareholders of the Company approved an amendment to the Non-Employee Plan to increase the maximum term of stock options thereafter granted under the Non-Employee Plan from five years to ten years. Under the Non-Employee Plan, options may be granted at prices not less than fair market value at the date of grant and become exercisable no earlier than six months from the date of grant. At December 29, 1996, 103,500 options were outstanding under this plan.

Lifetime maintained four stock option plans, including a Non-Employee Director Stock Option Plan. Options were granted under all plans at not less than the fair market value at the date of grant. At the merger date, all of the currently vested options under these plans were exchanged for Olsten Class B common stock equal to their net economic value. Remaining outstanding options were converted to options for Olsten Class B shares and are exercisable over various periods not exceeding five years from the date of grant. At December 29, 1996, 96,849 options were outstanding under the plans. IMI Systems Inc. ("IMI"), which was acquired by the Company in 1995, maintained three stock option plans, which authorized the grant of options at not less than the fair market value at the date of grant. At the acquisition date, all outstanding options were converted to options for Olsten Class B shares and are exercisable over various periods not exceeding ten years from their date of grant. At December 29, 1996, 18,121 options were outstanding under these plans. Quantum maintained three stock option plans. Options were granted for all plans at not less than the fair market value at the date of grant. At the acquisition date, all outstanding options were converted to options for Olsten Class B shares and became immediately exercisable. At December 29, 1996, 392,511 options were outstanding under these plans. Co-Counsel maintained two stock option plans, including a Stock Option Plan for Non-Employee Directors. Options were granted for both plans at not less than the fair market value at the date of grant. At the acquisition date, all outstanding options were converted to options for Olsten Class B shares and became immediately exercisable. At December 29, 1996, 15,176 options were outstanding under these plans.

A summary of the Company's stock options for 1996, 1995 and 1994 is as follows:

                                1996                   1995                  1994
                         ------------------     ------------------   -------------------
                                   Weighted               Weighted              Weighted
                                   average                average               average
                                   exercise               exercise              exercise
                         Shares    price        Shares    price       Shares    price
                         ------    --------     ------    --------    ------    --------
Options outstanding,
 beginning of year       2,290,100   $21.80    2,342,669    $17.54   2,564,916   $13.20
  Granted                  878,142    14.67      900,424     24.19     807,776    29.96
  Exercised               (287,071)   13.04     (698,687)     7.32    (863,186)    9.85
  Cancelled               (328,768)   29.76     (254,306)    30.66    (166,837)   27.61
Options outstanding,     ---------             ---------             ---------
 end of year             2,552,403   $19.31    2,290,100    $21.80   2,342,669   $19.19
                         =========             =========             =========
Options exercisable,
 end of year             1,067,768   $20.73      645,113    $19.30     879,676   $11.01
                         =========             =========             =========
Options available for
 grant, end of year      1,345,616             2,335,627             3,345,555
                         =========             =========             =========
Weighted-average fair
 value of options
 granted during the year     $5.87                 $9.41                   n/a

The following table summarizes information about fixed price stock options outstanding at December 29, 1996:

                               Options outstanding                  Options exercisable
                   ------------------------------------------   ---------------------------
                                       Weighted
                                        average      Weighted                      Weighted
                        Number         remaining      average        Number         average
Range of            outstanding at    contractual    exercise    exercisable at    exercise
exercise prices    December 29, 1996     life          price    December 29, 1996    price
---------------    -----------------  -----------    --------   -----------------  --------

$  .86  to  1.08         10,991           2.7         $  .95          10,991       $  .95
  1.72  to  2.59          7,633           3.2           1.92           7,633         1.92
  4.99  to  7.49         12,692           6.0           5.78           9,728         5.81
  7.60  to 10.35         83,422           2.7           9.25          78,512         9.20
 12.07  to 17.67      1,243,724           7.9          15.10         397,353        16.41
 18.53  to 26.25      1,051,382           6.6          23.08         420,992        22.44
 27.80  to 41.38         95,902           7.2          31.88          95,902        31.88
 42.24  to 60.35         46,657           6.8          49.54          46,657        49.54
                      ---------                                    ---------
$  .86  to 60.35      2,552,403           7.1         $19.31       1,067,768       $20.73
                      =========                                    =========

Under an Incentive Restricted Stock Plan amended in 1993 and in 1996, up to 2,062,500 shares of common stock may be granted or sold at prices less than the prevailing market price to officers, key employees and others subject to restrictions as to transfer or sale. Shares under the plan are generally subject to restrictions as to transfer which lapse ratably in three and five equal annual installments commencing one year from the date of grant, provided that recipients are continuously employed by the Company. At December 29, 1996, 1,195,350 shares were available for future grants.

Additional  paid-in  capital  was  net  of  unearned   compensation  related  to
restricted stock of $1 million and $1.7 million for 1995 and 1994, respectively.

Note 9.  Income Taxes

Comparative analysis of the provisions for income taxes follows:

                         December 29, 1996   December 31, 1995   January 1, 1995
                         -----------------   -----------------   ---------------
Current
  Federal                          $28,911             $48,687           $42,975
  State and local                    2,282               7,119             6,292
  Foreign                            7,880               4,416             2,328
                                   -------             -------           -------
                                    39,073              60,222            51,595
                                   -------             -------           -------
Deferred
  Federal                             (375)              4,226            10,621
  State and local                      (71)                783             3,506
                                   -------             -------           -------
                                      (446)              5,009            14,127
                                   -------             -------           -------
                                   $38,627             $65,231           $65,722
                                   =======             =======           =======

Reconciliations of the differences between income taxes computed at the Federal statutory rate and provisions for income taxes are as follows:

                       December 29, 1996    December 31, 1995    January 1, 1995
                       -----------------    -----------------    ---------------

Income taxes computed at
  Federal statutory tax rate     $33,201             $54,402            $55,283
State income taxes,
  net of Federal benefit           1,437               5,136              6,369
Amortization                       2,680               2,365              2,404
Other, net                         1,309               3,328              1,666
                                 -------             -------            -------
                                 $38,627             $65,231            $65,722
                                 =======             =======            =======


Deferred tax assets and liabilities are as follows:

                                     December 29, 1996   December 31, 1995
                                     -----------------   -----------------
Deferred tax assets
  Reserves                                     $26,244             $22,116
  Intangible assets                                 --                 182
  Other                                            249                 379
                                               -------             -------
                                                26,493              22,677
                                               -------             -------
Deferred tax liabilities
  Capitalized software                          (8,236)             (5,228)
  Intangible assets                               (904)                 --
  Other                                         (1,438)             (1,980)
                                               -------             -------
                                               (10,578)             (7,208)
                                               -------             -------
Net deferred tax asset                         $15,915             $15,469
                                               =======             =======

Note 10.  Benefit Plans for Permanent Employees

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

Company contributions under the defined contribution plans were approximately $5.9 million in 1996, $5.1 million in 1995 and $4.8 million in 1994.


Note 11.  Business Segment Information

The Company operates in two business segments:

Staffing Services

The Company operates Olsten Staffing Services in the United States and Canada, and nine staffing companies in Europe and Latin America, providing services to business, industry and government. The Company's services meet the full range of business needs, including traditional temporary help, project staffing, professional-level staffing, strategic "partnerships", regular full-time hires and outsourcing. The Company's Information Technology Services operations provide services for the design, development and maintenance of information systems.

Health Services

The Company operates Olsten Health Services in the United States and Canada, providing home health-related services, including Network services for managed care organizations; skilled nursing, home health aide and personal services; infusion therapy; physical/occupational/neurological/speech therapies; pediatric and perinatal care; disease management; and institutional, occupational and alternate site staffing, as well as staffing solutions for pharmaceutical, biotechnology and medical device firms. The Company also operates Olsten Health Management, providing management services to hospital-based home health agencies.

Information about the Company's operations, net of merger, integration and other non-recurring charges of $80 million ($1 million related to Staffing Services, $67 million related to Health Services, and $12 million related to Corporate and other) in 1996 and $12.3 million related to the Health Services segment in 1995, is as follows:

                               Service sales,
                               franchise fees,
                               management fees    Income before                        Depreciation
                               and other          income taxes and     Identifiable    and             Capital
                               income             minority interests   assets          amortization    expenditures
                               ---------------    ------------------   ------------    ------------    ------------
Year ended December 29, 1996
----------------------------
Staffing Services                $1,995,904            $ 80,912         $ 470,342      $    8,549      $  13,326
Health Services                   1,374,353              12,420           749,893          26,612         24,727
Corporate and other                   7,472               1,529           219,005           8,736          9,322
                                  ---------             -------         ---------          ------         ------
                                 $3,377,729            $ 94,861        $1,439,240      $   43,897      $  47,375
                                  =========             =======         =========          ======         ======
Year ended December 31, 1995
----------------------------
Staffing Services                $1,434,042            $ 67,932        $  277,120      $    5,767      $  13,725
Health Services                   1,369,382              76,368           712,050          24,883         21,523
Corporate and other                  10,344              11,134           149,240           4,995         17,617
                                  ---------             -------         ---------          ------         ------
                                 $2,813,768            $155,434        $1,138,410      $   35,645      $  52,865
                                  =========             =======         =========          ======         ======
Year ended January 1, 1995
----------------------------
Staffing Services                $1,152,022            $ 46,564        $  182,740      $    3,125      $   6,047
Health Services                   1,422,315             100,597           618,215          20,949         22,546
Corporate and other                  14,360              10,791           178,759           3,707         22,130
                                  ---------             -------         ---------          ------         ------
                                 $2,588,697            $157,952        $  979,714      $   27,781      $  50,723
                                  =========             =======         =========          ======         ======

Financial information, summarized by geographic area, net of merger, integration and other non-recurring charges of $80 million in 1996 and $12.3 million in 1995, both reflected in the United States results, is as follows:

                                  Service sales,
                                  franchise fees,
                                  management fees      Income before
                                  and other            income taxes and     Identifiable
                                  income               minority interests   assets
                                  ---------------      ------------------   ------------
Year ended December 29, 1996
----------------------------

United States                       $2,845,983            $   67,473         $1,209,844
Europe                                 366,501                22,295            181,375
Canada                                 115,314                 4,586             28,942
Latin America                           49,931                   507             19,079
                                     ---------               -------          ---------
                                    $3,377,729            $   94,861         $1,439,240
                                     =========               =======          =========
Year ended December 31, 1995
----------------------------

United States                       $2,556,625            $  142,682         $1,034,532
Europe                                 171,360                12,883             80,892
Canada                                  77,330                   355             17,226
Latin America                            8,453                  (486)             5,760
                                     ---------               -------          ---------
                                    $2,813,768            $  155,434         $1,138,410
                                     =========               =======          =========

Year ended January 1, 1995
--------------------------

United States                       $2,429,947            $  147,951         $  939,429
Europe                                  93,246                 7,596             29,308
Canada                                  65,504                 2,405             10,977
                                     ---------               -------          ---------
                                    $2,588,697            $  157,952         $  979,714
                                     =========               =======          =========

Note 12. Quarterly Financial Information (Unaudited)

                                                   First       Second      Third       Fourth
                                                   Quarter     Quarter     Quarter     Quarter
                                                   -------     -------     -------     -------

Year ended December 29, 1996
----------------------------
                                                      $           $           $           $
    Service sales, franchise fees,
        management fees and other income           766,043     804,343     876,369     930,974

    Gross profit                                   231,021     237,961     246,095     239,161

    Net income (loss)                               21,425      29,765     (13,098)     16,550

    SHARE INFORMATION:

        Primary earnings (loss) per share              .29         .38        (.16)        .21

        Fully diluted earnings (loss) per share        .28         .37        (.16)        .21


Year ended December 31, 1995
----------------------------

    Service sales, franchise fees,
        management fees and other income           663,698     691,903     719,590     738,577

    Gross profit                                   202,219     211,456     219,699     223,408

    Net income                                      22,890      24,393      17,677      25,330

    SHARE INFORMATION:

        Primary earnings per share                     .31         .33         .24         .34

        Fully diluted earnings per share               .30         .32         .24         .33

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


To the Board of Directors of Olsten Corporation:

We have audited the accompanying consolidated balance sheets of Olsten Corporation and Subsidiaries as of December 29, 1996 and December 31, 1995 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Olsten Corporation and Subsidiaries as of December 29, 1996 and December 31, 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 1996, in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.


New York, New York
February 6, 1997

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

   4(b)          By-Laws of Registrant, filed as        Incorporated by
                 Exhibit 3(b).                          reference

   4(c)          Indenture dated as of March 15,        Incorporated by
                 1996 between Registrant and First      reference
                 Union National Bank, as Trustee,
                 relating to Registrant's 7% Senior
                 Notes due 2006, filed as Exhibit 4
                 to Registrant's Quarterly Report on
                 Form 10-Q for the quarter ended
                 March 31, 1996, is incorporated
                 herein by reference.

   4(d)          Form of Indenture dated as of          Incorporated by
                 October 8, 1993 between Quantum        reference
                 Health Resources, Inc. and First
                 Trust National Association, as
                 Trustee, relating to 4-3/4%
                 Convertible Subordinated Debentures
                 Due 2000 of Quantum Health
                 Resources, Inc., filed as Exhibit
                 4.1 to Registration Statement on
                 Form S-3 (Reg. No. 33-69088) of
                 Quantum Health Resources, Inc.,
                 is incorporated herein by reference.









--------------------
*Management contract or compensatory plan or arrangement.

                         EXHIBIT INDEX
                         -------------
Exhibit No.               Description                      How Filed
-----------               -----------                      ---------

   4(e)          Supplemental Indenture dated as of     Filed herewith
                 June 28, 1996 between Quantum Health
                 Resources, Inc. and First Trust
                 National Association, as Trustee.

  *10(a)         Registrant's 1984 Incentive Stock      Incorporated by
                 Option Plan, as amended, filed as      reference
                 Exhibit 10(a) to Registrant's
                 Annual Report on Form 10-K for the
                 year ended January 2, 1994, is
                 incorporated herein by reference.

  *10(b)         Registrant's Incentive Restricted      Incorporated by
                 Stock Plan, as amended, filed as       reference
                 Exhibit 10(e) to Registrant's
                 Annual Report on Form 10-K for the
                 year ended January 2, 1994, is
                 incorporated herein by reference.

  *10(c)         Form of agreement under                Incorporated by
                 Registrant's Incentive Restricted      reference
                 Stock Plan, filed as Exhibit 10(g)
                 to Registrant's Annual Report on
                 Form 10-K for the year ended
                 December 30, 1990, is incorporated
                 herein by reference.

   10(d)         Credit Agreement dated as of August    Incorporated by
                 9, 1996 among Registrant, the Banks    reference
                 signatory thereto and The Chase
                 Manhattan Bank, as Agent, covering
                 $400 million credit facility, filed
                 as Exhibit 10 to Registrant's
                 Quarterly Report on Form 10-Q for
                 the quarter ended June 30, 1996, is
                 incorporated herein by reference.













--------------------
*Management contract or compensatory plan or arrangement.

                         EXHIBIT INDEX
                         -------------
Exhibit No.               Description                      How Filed
-----------               -----------                      ---------

  *10(e)         Registrant's 1990 Non-Qualified        Incorporated by
                 Stock Option Plan for Non-Employee     reference
                 Directors and Consultants, as
                 amended and restated, is
                 incorporated by reference to
                 Exhibit C to Registrant's
                 definitive Proxy Statement with
                 respect to its 1995 Annual Meeting
                 of Shareholders.

  *10(f)         Registrant's Supplemental              Incorporated by
                 Retirement Plan for Key Executives     reference
                 filed as Exhibit 10(k) to
                 Registrant's Annual Report on Form
                 10-K for the year ended January 3,
                 1993, is incorporated herein by
                 reference.

  *10(g)         Registrant's Executive Voluntary       Incorporated by
                 Deferred Compensation Plan and         reference
                 Trust Agreement between Registrant
                 and Prudential Trust Company, filed
                 as Exhibit 10(k) to Registrant's
                 Annual Report on Form 10-K for the
                 year ended January 2, 1994, is
                 incorporated herein by reference.

  *10(h)         Registrant's Retirement Plan for       Incorporated by
                 Outside Directors and Consultants,     reference
                 filed as Exhibit 10(l) to Registrant's
                 Annual Report on Form 10-K for the
                 year ended January 2, 1994, is
                 incorporated herein by reference.

  *10(i)         Registrant's Deferred Compensation     Incorporated by
                 Plan for Outside Directors, filed      reference
                 as Exhibit 10(m) to Registrant's
                 Annual Report on Form 10-K for the
                 year ended January 2, 1994, is
                 incorporated herein by reference.

  *10(j)         Employment Agreement dated March       Incorporated by
                 28, 1994 between Registrant and        reference
                 Frank N. Liguori, filed as Exhibit
                 10(q) to Registrant's Annual Report
                 on Form 10-K for the year ended
                 January 2, 1994, is incorporated
                 herein by reference.



--------------------
*Management contract or compensatory plan or arrangement.

                         EXHIBIT INDEX
                         -------------
Exhibit No.               Description                      How Filed
-----------               -----------                      ---------

  *10(k)         Amendment dated March 27, 1996 to      Filed herewith
                 Employment Agreement between
                 Registrant and Frank N. Liguori.

  *10(l)         Agreement dated November 8, 1993       Incorporated by
                 between Registrant and Frank N.        reference
                 Liguori covering incentive award
                 under Incentive Restricted Stock
                 Plan and amendment thereto dated
                 March 27, 1994, filed as Exhibit
                 10(r) to Registrant's Annual Report
                 on Form 10-K for the year ended
                 January 2, 1994, is incorporated
                 herein by reference.

  *10(m)         Form of change in control agreement    Incorporated by
                 between Registrant and each of         reference
                 Robert A. Fusco, Richard A. Piske,
                 III and Anthony J. Puglisi, filed
                 as Exhibit 10(o) to Registrant's
                 Annual Report on Form 10-K for the
                 year ended January 1, 1995, is
                 incorporated herein by reference.

  *10(n)         Registrant's 1994 Stock Incentive      Incorporated by
                 Plan, as amended and restated, is      reference
                 incorporated by reference to
                 Exhibit B to Registrant's
                 definitive Proxy Statement with
                 respect to its 1995 Annual Meeting
                 of Shareholders.

  *10(o)         Registrant's Executive Officer         Incorporated by
                 Bonus Plan is incorporated by          reference
                 reference to Exhibit C to
                 Registrant's definitive Proxy
                 Statement with respect to its 1994
                 Annual Meeting of Shareholders.













--------------------
*Management contract or compensatory plan or arrangement.

                         EXHIBIT INDEX
                         -------------
Exhibit No.               Description                      How Filed
-----------               -----------                      ---------

   10(p)         Lease Agreement dated as of April      Incorporated by
                 1, 1995 between Suffolk County         reference
                 Industrial Development Agency and
                 OLS Holdings, Inc. covering
                 headquarters facility at 175 Broad
                 Hollow Road, Melville, New York,
                 filed as Exhibit 10(t) to
                 Registrant's Annual Report on Form
                 10-K for the year ended December
                 31, 1995, is incorporated herein by
                 reference.

   21            Subsidiaries of Registrant.            Filed herewith

   23            Consent of Coopers & Lybrand           Filed herewith
                 L.L.P., independent auditors.

   27            Financial Data Schedule.               Filed herewith