Form 10-Q
period 1997-03-30
OLSTEN CORP
filed 1997-05-08
CIK 74386

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

----- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
| X |                       EXCHANGE ACT OF 1934
-----
For the quarterly period ended   March 30, 1997
                                ----------------

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

                                           YES      X       NO
                                              -------------   ------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at April 30, 1997
------------------------------------     -------------------------------
Common Stock, $.10 par value                          67,433,351 shares
Class B Common Stock, $.10 par value                  13,769,437 shares

                                   INDEX
                                  -------





                                                                       Page No.
                                                                      ---------
PART I -  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets -
          March 30, 1997 (Unaudited) and December 29, 1996                2

          Consolidated Statements of Income (Unaudited) -
          Three Months Ended March 30, 1997 and March 31, 1996,
          respectively                                                    3

          Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended March 30, 1997
          and March 31, 1996, respectively                                4

          Notes to Consolidated Financial Statements
          (Unaudited)                                                     5

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 6 - 7



PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                               8

 Item 5.  Other Information                                             8 - 9

 Item 6.  Exhibits and Reports on Form 8-K                                9



SIGNATURES                                                               10

                           PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
        ---------------------

                                Olsten Corporation
                            Consolidated Balance Sheets
                        (In thousands, except share amounts)

                                          March 30, 1997     December 29, 1996
   ASSETS                                ----------------    -----------------
                                            (Unaudited)
   CURRENT ASSETS:
     Cash                                   $   37,557          $  105,725
     Receivables, net                          720,145             661,806
     Other current assets                      104,520             110,904
                                             ----------          ----------
      Total current assets                     862,222             878,435

   FIXED ASSETS, NET                           151,910             130,021

   INTANGIBLES, NET                            437,246             413,549

   OTHER ASSETS                                  7,422              17,235
                                             ----------          ----------
                                            $1,458,800          $1,439,240
                                             ==========          ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accrued expenses                       $  124,760          $  111,325
     Payroll and related taxes                  60,492              57,059
     Accounts payable                           42,968              58,920
     Insurance costs                            34,053              35,538
                                              ---------          ----------
      Total current liabilities                262,273             262,842

   LONG-TERM DEBT                              327,118             330,329

   OTHER LIABILITIES                            78,909              76,796

   SHAREHOLDERS' EQUITY:
     Common stock $.10 par value; authorized
       110,000,000 shares; issued 67,424,356
       and 66,652,997 shares, respectively       6,742               6,665
     Class B common stock $.10 par value;
       authorized 50,000,000 shares; issued
       13,775,827 and 14,086,024 shares,
       respectively                              1,378               1,409
     Additional paid-in capital                445,684             438,956
     Retained earnings                         333,983             320,496
     Cumulative translation adjustment           2,713               1,747
                                             ----------          ----------
       Total shareholders' equity              790,500             769,273
                                             ----------          ----------
                                            $1,458,800          $1,439,240
                                             ==========          ==========

   See notes to consolidated financial statements.

                                Olsten Corporation
                         Consolidated Statements of Income
                        (In thousands, except share amounts)
                                    (Unaudited)



                                                      First Quarter Ended
                                                      -------------------

                                                      March 30,   March 31,
                                                        1997        1996
                                                      ---------   --------
 Service sales, franchise fees, management fees
   and other income                                   $950,851    $766,043

 Cost of services sold                                 696,535     535,022
                                                      --------    --------
   Gross profit                                        254,316     231,021

 Selling, general and administrative expenses          218,328     186,090

 Interest expense, net                                   4,148       2,760

 Non-recurring charge                                      --        5,500
                                                       --------    --------
   Income before income taxes and minority interests    31,840      36,671

 Income taxes                                           12,418      15,064
                                                       --------    --------
   Income before minority interests                     19,422      21,607

 Minority interests                                        255         182
                                                       --------    --------
   Net income                                         $ 19,167    $ 21,425
                                                       ========    ========

 SHARE INFORMATION:

  Primary:

   Net income                                         $    .24     $   .29
                                                       ========     =======
   Average shares outstanding                           81,362      74,855
                                                       ========     =======
  Fully diluted:

   Net income                                         $    .24     $   .28
                                                       ========     =======
   Average shares outstanding                           81,362      82,076
                                                       ========     =======

 See notes to consolidated financial statements.

                                Olsten Corporation
                       Consolidated Statements of Cash Flows
                                   (In thousands)
                                     (Unaudited)

                                                    Three Months Ended
                                                   --------------------

                                                March 30, 1997  March 31, 1996
                                                -------------   --------------
    OPERATING ACTIVITIES:
      Net income                                   $  19,167       $  21,425
      Adjustments to reconcile net income to net
        cash used in operating activities:
         Depreciation and amortization                12,097          10,198
         Deferred income taxes                          -               (757)
         Changes in assets and liabilities,
          net of effects from acquisitions
          and dispositions:
            Accounts receivable and other
             current assets                          (45,514)        (16,065)
            Current liabilities                       (7,907)        (42,009)
            Other, net                                (2,459)         (8,354)
                                                    ---------       ---------

    NET CASH USED IN OPERATING ACTIVITIES            (24,616)        (35,562)
                                                    ---------       ---------

    INVESTING ACTIVITIES:
      Purchases of fixed assets                      (20,729)         (8,043)
      Acquisitions/dispositions of businesses and
        reacquisitions of franchises                 (27,492)        (75,536)
      Sale of investment securities                    9,415           9,225
                                                    ---------       ---------

    NET CASH USED IN INVESTING ACTIVITIES            (38,806)        (74,354)
                                                    ---------       ---------
    FINANCING ACTIVITIES:
      Issuances of common stock under stock plans      5,720           2,202
      Cash dividends                                  (5,680)         (4,510)
      Net proceeds from issuance of Senior Notes         -           197,672
      Net (repayment of) proceeds from line of
        credit agreements                             (4,786)         64,915
                                                    ---------       ---------

    NET CASH (USED IN) PROVIDED BY
        FINANCING ACTIVITIES                          (4,746)        260,279
                                                    ---------       ---------
    NET (DECREASE) INCREASE IN CASH                  (68,168)        150,363

    CASH AT BEGINNING OF PERIOD                      105,725         107,418
                                                    ---------       ---------
    CASH AT END OF PERIOD                         $   37,557       $ 257,781
                                                    =========       =========
    NON-CASH TRANSACTIONS:
      Assets acquired through the issuance
        of a note                                 $   10,576       $    -

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

   The consolidated financial statements of the Company have been restated for the 1996 first quarter to reflect the 1996 acquisitions of Quantum Health Resources, Inc. ("Quantum") and Co-Counsel, Inc. ("Co-Counsel"). Certain reclassifications have been made to conform Quantum's and Co-Counsel's results to the Company's presentation.

2. Long-Term Debt
   --------------

   Interest expense, net, consists primarily of interest on long-term debt for the quarter of $6 million in 1997 and $5 million in 1996 offset by interest income from investments of $2 million for both 1997 and 1996, respectively.

3. Acquisitions
   ------------

   During the first quarter of 1997, the Company purchased several businesses for an aggregate purchase price of $25 million.

4. Non-recurring Charge
   --------------------

   The results of operations for the first quarter of 1996 include Quantum's non-recurring charge of $5.5 million ($3.2 million, net of tax), or $.04 per share, related to settlement of shareholder litigation.

5. Newly Issued Accounting Standards
   ---------------------------------

   In February 1997, the Financial Accounting Sandards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS No.
   128), which establishes standards for computing and presenting earnings per share. SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. Management has not yet evaluated the effects of this change on the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and
        -----------------------------------------------------------------
         Results of Operations.
        -----------------------

Results of Operations
----------------------
Results for the first quarter include the combined financial results of Olsten, Quantum Health Resources, Inc. and Co-Counsel, Inc., pursuant to the acquisitions completed on June 28, 1996 and August 9, 1996, respectively, each of which has been accounted for as a pooling of interests. Accordingly, comparisons with the prior year have been restated to reflect the combined operations.

In the first quarter of 1996, Quantum recorded a non-recurring charge of $5.5 million ($3.2 million, net of tax), or $.04 per share, related to settlement of shareholder litigation.

Excluding the effects of the non-recurring charge, net income for the first quarter decreased 22% to $19.2 million, or $.24 per share fully diluted, compared to $24.6 million, or $.32 per share fully diluted for last year's first quarter.

Revenues increased $185 million or 24% to $951 million for the first quarter, as compared to $766 million for last year's first quarter. Staffing Services reported increased revenues of 38% for the first quarter over last year's first quarter. Acquisitions accounted for approximately 14% of the increase with the balance primarily resulting from internal growth in our North American operations. Our staffing businesses in Europe continued to report good growth, except for Germany, where a sluggish economy has had an impact on performance. Health Services' revenues increased 6% for the first quarter over the prior year first quarter. This growth was primarily attributable to increased Network services, which provides home care case management for the managed care community and infusion services, offset by a reduction in medicare business.

Cost of services sold increased $162 million, or 30.2%, to $697 million for the first quarter of 1997 due primarily to the growth in revenues. Gross profit margin, as a percentage of revenues, decreased to 26.7% for the first quarter from 30.2% for last year's first quarter. Gross profit margin was negatively impacted by the change in the Staffing/Health Services business mix. Staffing Services, which operates at lower margins, comprised a larger percentage of total revenues as compared to the same period last year. In addition, Staffing Services' gross profit margin declined due to the significant growth of longer-term, higher-volume, lower-margin corporate account contracts and large regional "partnerships" with major companies. Health Services' gross margin declined as a result of growth in Network revenue which contributed a lower gross profit margin than Nursing and Infusion business and a reduction in medicare visits caused by the migration of medicare patients to health maintenance organizations and competing home health agencies created by hospitals.

Selling, general and administrative expenses increased $32 million or 17% to $218 million for the first quarter. As a percentage of revenues, such expenses decreased 1.3% to 23% for the quarter, resulting from our continued commitment to control costs.

Net interest expense was $4 million and $3 million for the first quarters of 1997 and 1996, respectively. Net interest primarily reflected borrowing costs on long-term debt offset by interest income on investments. The increase resulted from interest expense incurred as the Company continued to fund its acquisition program.

Liquidity and Capital Resources
--------------------------------

Working capital at March 30, 1997, including $38 million in cash, was $600 million. For the first quarter, cash decreased $68 million. This decline resulted from cash paid for acquisitions and capital expenditures aggregating $48 million. Additionally, accounts receivable and other current assets increased $46 million in the first quarter predominantly due to revenue growth and consolidated billing requirements of large corporate accounts, impacting the timing of the collection process. These declines were partially offset by cash generated from operations.

In 1996, the Company completed a revolving credit agreement with a consortium of eleven banks for up to $400 million in borrowings and letters of credit. As of March 30, 1997, there were $42 million in borrowings outstanding and $44 million in standby letters of credit. The Company has invested available funds in short-term, interest-bearing investments. The Company believes that its levels of working capital, liquidity and available sources of funds are sufficient to support present operations and to continue to fund future growth and business opportunities as the Company increases its scope of services.


OTHER
-----

INFORMATION CONTAINED HEREIN, OTHER THAN HISTORICAL INFORMATION, SHOULD BE CONSIDERED FORWARD-LOOKING AND IS SUBJECT TO VARIOUS RISK FACTORS AND UNCERTAINTIES. FOR INSTANCE, THE COMPANY'S STRATEGIES AND OPERATIONS INVOLVE RISKS OF COMPETITION, CHANGING MARKET CONDITIONS, CHANGES IN LAWS AND REGULATIONS AFFECTING THE COMPANY'S INDUSTRIES AND NUMEROUS OTHER FACTORS DISCUSSED IN THIS DOCUMENT. ACCORDINGLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

                           PART II - OTHER INFORMATION

 Item 1.    Legal Proceedings.
            -----------------

            On April 21, 1997, the Company was served with a Complaint in a lawsuit captioned GAIL WEICHMAN v. OLSTEN CORPORATION, MIRIAM OLSTEN, WILLIAM OLSTEN, ANTHONY J. PUGLISI and FRANK LIGUORI, No. CV 97 1946, which was filed as a proposed class action in the United States District Court for the Eastern District of New York (the "Lawsuit"). The Complaint seeks unspecified damages in connection with alleged violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. The Complaint alleges that, as a result of certain alleged misstatements and omissions by certain of the defendants, the Company's common stock was artificially inflated during the proposed Class Period, which is defined in the Complaint as the period from May 31, 1996 through November 21, 1996. Although the Company is unable at this time to assess the probable outcome of the Lawsuit or the materiality of the risk of loss in connection therewith (given that the Complaint does not allege damages with any particularity), the Company believes that it has communicated responsibly with its shareholders and intends to vigorously defend the Lawsuit.

 Item 5.    Other Information.
            -----------------

            The Company's home health care business is subject to extensive federal and state regulations which govern, among other things, Medicare, Medicaid, CHAMPUS and other government-funded reimbursement programs, reporting requirements, certification and licensure standards for certain home health agencies and, in some cases, certificate-of-need and pharmacy-licensing requirements. The Company is also subject to a variety of federal and state regulations which prohibit fraud and abuse in the delivery of health care services, including, but not limited to, prohibitions against the offering or making of direct or indirect payments for the referral of patients. As part of the extensive federal and state regulation of the Company's home health care business, the Company is subject to periodic audits, examinations and investigations conducted by or at the direction of governmental investigatory and oversight agencies. Violation of the applicable federal and state regulations can result in a health care provider's being excluded from participation in the Medicare, Medicaid and/or CHAMPUS programs, and can subject the provider to civil or criminal penalties.

            The frequency and scope of the audits, examinations and investigations by federal and state regulators of the health care industry have increased dramatically during the past year or so. The May 6, 1997 edition of THE WALL STREET JOURNAL reported that federal authorities are using recent funding increases to widen their investigations into potential health care fraud and regulatory infractions across the board, examining, among others, mainstream providers and academic medical centers.

            Recently, the Office of Investigations section of the Office of Inspector General (an agency established at the U.S. Department of Health & Human Services) requested information regarding the Company's preparation of Medicare cost reports. The Company is cooperating with such requests for information.

            In connection with Quantum Health Resources ("Quantum"), which was acquired by the Company in June 1996, the Company has provided information to various agencies, including the U.S. Department of Justice and the Office of the Attorney General of New Mexico, inquiring into certain health care practices of Quantum. The Company has also learned that the New Mexico Health Care Anti-Fraud Task Force is looking into allegations of improper billing and fraud against various federally-funded medical assistance programs on the part of Quantum and its post-acquisition successor, Olsten Health Services' Infusion Therapy division. Most of the period which the Company understands to be at issue in the Task Force investigation (the period between January 1992 and April 1997) predates the Company's acquisition of Quantum.


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














                                OLSTEN CORPORATION
                                   (REGISTRANT)





Date:       May 8, 1997       By: /s/ Frank N. Liguori
                                 ------------------------------
                                 Frank N. Liguori
                                 Chairman and Chief
                                 Executive Officer



Date:       May 8, 1997      By: /s/ Anthony J. Puglisi
                                 -------------------------------
                                 Anthony J. Puglisi
                                 Senior Vice President and
                                 Chief Financial Officer

                                  EXHIBIT INDEX

                    Exhibit 27 - Financial Data Schedule