Form 10-Q
period 1997-06-29
OLSTEN CORP
filed 1997-08-13
CIK 74386

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

----- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
| X |                       EXCHANGE ACT OF 1934
-----
For the quarterly period ended   June 29, 1997
                                ----------------

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

                                           YES      X       NO
                                              -------------   ------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at August 8, 1997
------------------------------------     -------------------------------
Common Stock, $.10 par value                          67,469,296 shares
Class B Common Stock, $.10 par value                  13,764,083 shares

                                   INDEX
                                  -------





                                                                       Page No.
                                                                      ---------
PART I -  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets -
          June 29, 1997 (Unaudited) and December 29, 1996                 2

          Consolidated Statements of Income (Unaudited) -
          Quarters and Six Months Ended June 29, 1997 and
          June 30, 1996, respectively                                     3

          Consolidated Statements of Cash Flows
          (Unaudited) - Six Months Ended June 29, 1997
          and June 30, 1996, respectively                                 4

          Notes to Consolidated Financial Statements
          (Unaudited)                                                   5 - 6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 7 - 8



PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                               9

 Item 4.  Submission of Matters to a Vote of Security Holders             9

 Item 5.  Other Information                                               10

 Item 6.  Exhibits and Reports on Form 8-K                                11



SIGNATURES                                                                12

                           PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
        ---------------------

                                Olsten Corporation
                            Consolidated Balance Sheets
                        (In thousands, except share amounts)

                                          June 29, 1997      December 29, 1996
   ASSETS                                ----------------    -----------------
                                            (Unaudited)
   CURRENT ASSETS:
     Cash                                   $   23,691          $  105,725
     Receivables, net                          824,249             661,806
     Other current assets                      101,095             110,904
                                             ----------          ----------
      Total current assets                     949,035             878,435

   FIXED ASSETS, NET                           166,592             130,021

   INTANGIBLES, NET                            506,525             413,549

   OTHER ASSETS                                 10,724              17,235
                                             ----------          ----------
                                            $1,632,876          $1,439,240
                                             ==========          ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accrued expenses                       $  142,594          $  111,325
     Payroll and related taxes                  87,217              57,059
     Accounts payable                           45,906              58,920
     Insurance costs                            35,882              35,538
                                              ---------          ----------
      Total current liabilities                311,599             262,842

   LONG-TERM DEBT                              407,616             330,329

   OTHER LIABILITIES                            99,880              76,796

   SHAREHOLDERS' EQUITY:
     Common stock $.10 par value; authorized
       110,000,000 shares; issued 67,455,411
       and 66,652,997 shares, respectively       6,746               6,665
     Class B common stock $.10 par value;
       authorized 50,000,000 shares; issued
       13,765,268 and 14,086,024 shares,
       respectively                              1,377               1,409
     Additional paid-in capital                446,685             438,956
     Retained earnings                         353,630             320,496
     Cumulative translation adjustment           5,343               1,747
                                             ----------          ----------
       Total shareholders' equity              813,781             769,273
                                             ----------          ----------
                                            $1,632,876          $1,439,240
                                             ==========          ==========

   See notes to consolidated financial statements.

                                Olsten Corporation
                         Consolidated Statements of Income
                        (In thousands, except share amounts)
                                    (Unaudited)



                                 Second Quarter Ended       Six Months Ended
                                 --------------------       ----------------

                                   June 29,   June 30,    June 29,     June 30
                                     1997       1996        1997         1996
                                  ---------   --------    --------    ---------
 Service sales, franchise fees,
   management fees and
   other income                   $1,014,387  $804,343    $1,965,238  $1,570,386

 Cost of services sold               744,832   566,382     1,441,367   1,101,404
                                  ----------  --------    ----------  ----------
   Gross profit                      269,555   237,961       523,871     468,982

 Selling, general and
   administrative expenses           221,129   183,587       439,457     369,677

 Interest expense, net                 5,201     3,500         9,349       6,260

 Non-recurring charge                   --        --             --        5,500
                                   ---------  --------    ----------  ----------
   Income before income taxes
     and minority interests           43,225    50,874        75,065      87,545

 Income taxes                         16,858    20,713        29,276      35,777
                                   ---------  --------    ----------  ----------
   Income before minority
    interests                         26,367    30,161        45,789      51,768

 Minority interests                    1,038       396         1,293         578
                                   ---------   -------    ----------  ----------
   Net income                     $   25,329  $ 29,765     $  44,496  $   51,190
                                   =========  ========     =========  ==========

 SHARE INFORMATION:

  Primary:

   Net income                     $      .31  $    .38    $      .55  $      .67
                                   =========  ========    ==========  ==========
   Average shares outstanding         81,476    77,687        81,420      76,337
                                   =========  ========    ==========  ==========
  Fully diluted:

   Net income                     $      .31  $    .37    $      .55  $      .65
                                   =========  ========    ==========  ==========
   Average shares outstanding         81,476    82,384        81,420      82,200
                                   =========  ========    ==========  ==========

 See notes to consolidated financial statements.

                                Olsten Corporation
                       Consolidated Statements of Cash Flows
                                   (In thousands)
                                     (Unaudited)

                                                     Six Months Ended
                                                    ------------------

                                                June 29, 1997     June 30, 1996
                                                -------------     -------------
    OPERATING ACTIVITIES:
      Net income                                   $  44,496       $  51,190
      Adjustments to reconcile net income to net
        cash used in operating activities:
         Depreciation and amortization                25,161          21,197
         Deferred income taxes                           -            (1,013)
         Changes in assets and liabilities,
          net of effects from acquisitions
          and dispositions:
            Accounts receivable and other
             current assets                          (95,579)        (59,221)
            Current liabilities                        5,221         (44,283)
            Other, net                                 4,871           8,026
                                                    ---------       ---------

    NET CASH USED IN OPERATING ACTIVITIES            (15,830)        (24,104)
                                                    ---------       ---------

    INVESTING ACTIVITIES:
      Acquisitions/dispositions of businesses and
        reacquisitions of franchises                (106,492)       (105,284)
      Purchases of fixed assets                      (38,192)        (24,720)
      Sale of investment securities                    9,415           9,205
                                                    ---------       ---------

    NET CASH USED IN INVESTING ACTIVITIES           (135,269)       (120,799)
                                                    ---------       ---------
    FINANCING ACTIVITIES:
      Net proceeds from (repayment of) line of
        credit agreements                             79,746          (8,947)
      Cash dividends                                 (11,362)         (9,038)
      Issuances of common stock under stock plans        681           3,060
      Net proceeds from issuance of Senior Notes         -           197,284
                                                    ---------       ---------

    NET CASH PROVIDED BY FINANCING ACTIVITIES         69,065         182,359
                                                    ---------       ---------
    NET (DECREASE) INCREASE IN CASH                  (82,034)         37,456

    CASH AT BEGINNING OF PERIOD                      105,725         107,418
                                                    ---------       ---------
    CASH AT END OF PERIOD                         $   23,691       $ 144,874
                                                    =========       =========
    NON-CASH TRANSACTIONS:
      Assets acquired through the issuance
        of a note                                 $  12,719       $    -
      Issuance of restricted stock                $   5,718       $    -

    See notes to consolidated financial statements.

                                Olsten Corporation
                    Notes to Consolidated Financial Statements
                                   (Unaudited)
1. Accounting Policies
   --------------------

   The consolidated financial statements have been prepared by Olsten Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for each period presented.

   The consolidated financial statements of the Company have been restated for the second quarter and six months of 1996 to reflect the acquisitions of Quantum Health Resources, Inc. ("Quantum") and Co-Counsel, Inc. ("Co-Counsel"). Certain reclassifications have been made to conform Quantum's and Co-Counsel's results to the Company's presentation.


2. Interest Expense, Net
   ---------------------

   Interest expense, net, for the quarter was $5.9 million in 1997 and $6.2 million in 1996, consisting primarily of interest on long-term debt, offset by interest income from investments of $729 thousand and $2.7 million, respectively. Interest expense, net, for the six months, was $11.5 million, reduced by interest income of $2.2 million in 1997 and $10.9 million reduced by interest income of $4.6 million in 1996.


3. Acquisitions
   ------------

   During the first six months of 1997, the Company purchased various businesses which were accounted for by the purchase method of accounting. The aggregate cash outlay for these acquisitions was $110 million. Additionally, contingent payments may be made relating to one of the acquisitions if certain earnings criteria are achieved for 1997, 1998 and 1999.


4. Non-recurring Charge
   --------------------

   The results of operations for the first six months of 1996 include Quantum's non-recurring charge of $5.5 million ($3.2 million, net of tax), or $.04 per share, related to the settlement of shareholder litigation.

5. Newly Issued Accounting Standards
   ---------------------------------

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS No.
   128), which establishes standards for computing and presenting earnings per share. SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. Management has not yet evaluated the effects of this change on the Company's financial statements.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 becomes effective in fiscal 1998. Management has not yet evaluated the effects of this change on the Company's financial statements.

   In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds and reports revenues. SFAS 131 becomes effective in fiscal 1998. Management has not yet evaluated the effect of this change on the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and
        -----------------------------------------------------------------
         Results of Operations.
        -----------------------

Results of Operations
----------------------
Results for the second quarter and six months include the combined financial results of Olsten, Quantum Health Resources, Inc. and Co-Counsel, Inc., pursuant to the acquisitions completed on June 28, 1996 and August 9, 1996, respectively, each of which has been accounted for as a pooling of interests. Accordingly, comparisons with the prior year have been restated to reflect the combined operations.

In the first quarter of 1996, Quantum recorded a non-recurring charge of $5.5 million ($3.2 million, net of tax), or $.04 per share, related to settlement of shareholder litigation.

Net income for the second quarter decreased 15% to $25.3 million, or $.31 per share fully diluted, compared to $29.8 million, or $.37 per share fully diluted for last year's second quarter. Net income for the first six months was $44.5 million, or $.55 per share fully diluted, an 18% decrease, excluding the effect of the 1996 non-recurring charge, compared to $54.4 million, or $.69 per share fully diluted, reported in 1996.

Revenues increased $210 million or 26% to $1 billion for the second quarter, as compared to $804 million for last year's second quarter and $395 million or 25% to $2 billion for the first six months of 1997. Staffing Services reported increased revenues of 41% for the second quarter and 40% for the six months over last year's second quarter and six month periods. Acquisitions accounted for approximately 15% of the increase, European operations contributed 4%, with the balance primarily resulting from internal growth in our North American operations. Health Services' revenues for both the quarter and six month periods grew 6% compared to the same periods in 1996. This growth was primarily attributable to increased volume from Network and infusion services, partially offset by a reduction in Medicare visits due to increased competition from both hospital based agencies and managed care.

Cost of services sold increased $178 million, or 31.5%, to $745 million for the second quarter and 30.9% to $1.4 billion for the six months of 1997 due primarily to the growth in revenues. Gross profit margins, as a percentage of revenues, decreased to 26.6% for the second quarter and 26.7% for the six months from 29.6% and 29.9% for last year's second quarter and six months. Gross profit margin was negatively impacted by the change in the Staffing/Health Services business mix. Staffing Services, which operates at lower margins, comprised a larger percentage of total revenues as compared to the same period last year. In addition, Staffing Services' gross profit margin declined due to the significant growth of longer-term, higher-volume, lower-margin corporate account contracts and large regional "partnerships" with major companies. Health Services' gross margin declined as a result of growth in Network revenue which contributed a lower gross profit margin than Nursing and Infusion business and a reduction in Medicare visits caused by the migration of Medicare patients to health maintenance organizations and competing home health agencies created by hospitals.

Selling, general and administrative expenses increased $38 million or 20.4% to $221 million for the second quarter and $70 million, or 18.9% to $439 million for the six months. As a percentage of revenues, such expenses decreased 1% to 21.8% for the quarter and 1.1% to 22.4% for the six months, resulting from our continued commitment to control costs, combined with the operating efficiencies inherent in an expanding revenue base.

Net interest expense was $5.2 million and $3.5 million for the second quarters of 1997 and 1996, respectively, and $9.3 million and $6.3 million for the six month periods of 1997 and 1996. Net interest primarily reflected borrowing costs on long-term debt offset by interest income on investments. The increase resulted from interest expense incurred as the Company continued to fund its acquisition program.

Liquidity and Capital Resources
--------------------------------

Working  capital  increased from $616 million at December  31,  1996  to  $637 million at June 29, 1997. For the six month period, cash decreased $82 million primarily as a result of the acquisitions of businesses which amounted to $26 million, net of $84 million borrowed from line of credit agreements; $38 million from capital expenditures; and a $16 million decline in cash from operations. Accounts receivable and other current assets increased $96 million for the six months. This increase is attributed to revenue growth, as well as consolidated billing requirements of large corporate accounts and of managed care and infusion therapy accounts, which impacted the timing of the collection process.

In 1996, the Company completed a revolving credit agreement with a consortium of eleven banks for up to $400 million in borrowings and letters of credit. As of June 29, 1997, there were $122 million in borrowings outstanding and $48 million in standby letters of credit. The Company has invested available funds in short-term, interest-bearing investments. The Company believes that its levels of working capital, liquidity and available sources of funds are sufficient to support present operations and to continue to fund future growth and business opportunities as the Company increases its scope of services.


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

                                PART II - OTHER INFORMATION

 Item 1.    Legal Proceedings.
            -----------------

            On August 5, 1997, a proposed class action lawsuit, captioned ESTA
            S. GOLDMAN v. OLSTEN CORPORATION, FRANK N. LIGUORI, MIRIAM OLSTEN, WILLIAM OLSTEN, STUART OLSTEN and ANTHONY PUGLISI, was filed in the United States District Court for the Eastern District of New York (the "Lawsuit"). The Complaint seeks unspecified damages in connection with alleged violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act
            of  1934.   The  Complaint alleges that, as a  result  of  certain
            material misstatements and omissions in connection with the Company's Medicare-reimbursed health care business, the Company's common stock was artificially inflated during the proposed Class Period, which is defined in the Complaint as the period from March 6, 1996 through July 16, 1997. Although the Company is unable at this time to assess the probable outcome of the Lawsuit or the materiality of the risk of loss in connection therewith (given
            that   the   Complaint   does   not  allege   damages   with   any
            particularity), the Company believes that it has acted responsibly and intends to vigorously defend the Lawsuit.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            (a) The Annual Meeting of Shareholders of the Company was held on April 25, 1997.

            (c)(i) At the Annual Meeting, shareholders elected directors of the Company by votes as follows:

                  Name of Director         Votes For         Votes Withheld
                  ----------------         ---------          --------------

                  Andrew N. Heine          119,009,544             18,260
                  Stuart R. Levine         119,011,024             18,440
                  Frank N. Liguori         119,011,104             18,360
                  John M. May               58,693,194            807,810
                  Miriam Olsten            119,001,684             27,780
                  Stuart Olsten            119,009,444             20,020
                  Richard J. Sharoff       119,011,204             18,260
                  Raymond S. Troubh         58,641,789            859,215
                  Josh S. Weston            58,620,167            880,837

              (ii) At the Annual Meeting, shareholders voted upon a proposal to ratify and approve the appointment by the Board of Directors of Coopers & Lybrand L.L.P. as independent auditors for the Company for its 1997 fiscal year. The votes were as follows:

                  Votes For    Votes Against   Abstentions   Broker Non-Votes
                  ---------    -------------   -----------   ----------------

                 178,183,136      182,781       147,134           -0-

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

            The frequency and scope of the audits, examinations and investigations by federal and state regulators of the health care industry have increased dramatically during the past year or so. The May 6, 1997 edition of THE WALL STREET JOURNAL, as well as various subsequent published articles around the country, reported that federal authorities are using recent funding increases to widen their investigations into potential health care fraud and regulatory infractions across the board, examining, among others, mainstream providers and academic medical centers.

            Recently, the Office of Investigations section of the Office of Inspector General (an agency established at the U.S. Department of Health & Human Services) requested information regarding the Company's preparation of Medicare cost reports. The Company has been advised that the U.S. Department of Justice has become involved in this inquiry. The Company is cooperating with this inquiry.

            The Company is also cooperating with federal agents investigating certain Columbia/HCA-owned home health care operations that are managed under contract by Olsten Health Management, which is a unit of Olsten Health Services that provides management services to hospital-based home health agencies.

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














                                OLSTEN CORPORATION
                                   (REGISTRANT)





Date: August 13, 1997            Frank N. Liguori
                                 ------------------------------
                                 Frank N. Liguori
                                 Chairman and Chief
                                 Executive Officer



Date: August 13, 1997            Anthony J. Puglisi
                                 -------------------------------
                                 Anthony J. Puglisi
                                 Senior Vice President and
                                 Chief Financial Officer

                                  EXHIBIT INDEX

                    Exhibit 27 - Financial Data Schedule