Form 10-Q
period 1997-09-28
OLSTEN CORP
filed 1997-11-12
CIK 74386

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

----- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
| X |                       EXCHANGE ACT OF 1934
-----
For the quarterly period ended  September 28, 1997
                                ------------------

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

                                           YES      X       NO
                                              -------------   ------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at November 6, 1997
------------------------------------     -------------------------------
Common Stock, $.10 par value                          67,549,822 shares
Class B Common Stock, $.10 par value                  13,759,160 shares

                                   INDEX
                                  -------





                                                                        Page No.
                                                                      ---------
PART I -  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets -
          September 28, 1997 (Unaudited) and December 29, 1996            2

          Consolidated Statements of Income (Unaudited) -
          Quarters and Nine Months Ended September 28, 1997 and
          September 29, 1996, respectively                                3

          Consolidated Statements of Cash Flows
          (Unaudited) - Nine Months Ended September 28, 1997
          and September 29, 1996, respectively                            4

          Notes to Consolidated Financial Statements
          (Unaudited)                                                   5 - 6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 7 - 8



PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                               9

 Item 5.  Other Information                                             9 - 10

 Item 6.  Exhibits and Reports on Form 8-K                                10



SIGNATURES                                                                11

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
        ---------------------

                               Olsten Corporation
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                       September 28, 1997     December 29, 1996
   ASSETS                              ------------------     -----------------
                                            (Unaudited)
   CURRENT ASSETS:
     Cash                                   $   33,564          $  105,725
     Receivables, net                          832,093             661,806
     Other current assets                       90,066             110,904
                                             ----------          ----------
      Total current assets                     955,723             878,435

   FIXED ASSETS, NET                           172,683             130,021

   INTANGIBLES, NET                            539,666             413,549

   OTHER ASSETS                                 10,897              17,235
                                             ----------          ----------
                                            $1,678,969          $1,439,240
                                             ==========          ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accrued expenses                       $  142,460          $  111,325
     Payroll and related taxes                  78,378              57,059
     Accounts payable                           37,298              58,920
     Insurance costs                            37,783              35,538
                                              ---------          ----------
      Total current liabilities                295,919             262,842

   LONG-TERM DEBT                              432,039             330,329

   OTHER LIABILITIES                           116,759              76,796

   SHAREHOLDERS' EQUITY:
     Common stock $.10 par value; authorized
       110,000,000 shares; issued 67,530,896
       and 66,652,997 shares, respectively       6,753               6,665
     Class B common stock $.10 par value;
       authorized 50,000,000 shares; issued
       13,761,240 and 14,086,024 shares,
       respectively                              1,376               1,409
     Additional paid-in capital                447,879             438,956
     Retained earnings                         373,200             320,496
     Cumulative translation adjustment           5,044               1,747
                                             ----------          ----------
       Total shareholders' equity              834,252             769,273
                                             ----------          ----------
                                            $1,678,969          $1,439,240
                                             ==========          ==========

   See notes to consolidated financial statements.

                               Olsten Corporation
                        Consolidated Statements of Income
                      (In thousands, except share amounts)
                                   (Unaudited)



                                 Third Quarter Ended        Nine Months Ended
                                 --------------------      ------------------

                                   Sept. 28,  Sept. 29,   Sept. 28,   Sept. 29,
                                     1997       1996        1997         1996
                                  ---------   --------    ---------   ---------
 Service sales, franchise fees,
   management fees and
   other income                   $1,063,281  $876,369    $3,028,519  $2,446,755

 Cost of services sold               779,946   629,963     2,220,043   1,730,876
                                  ----------  --------    ----------  ----------
   Gross profit                      283,335   246,406       808,476     715,879

 Selling, general and
   administrative expenses           233,965   189,828       674,692     559,996

 Interest expense, net                 5,536     2,919        14,885       9,179

 Merger, integration and other
   non-recurring charges               --       74,500         --         80,000
                                   ---------  --------    ----------  ----------
   Income (loss) before income
     taxes and minority interests     43,834   (20,841)      118,899      66,704

 Income tax charge (benefit)          17,095    (8,162)       46,371      27,615
                                   ---------  --------    ----------  ----------
   Income (loss) before minority
    interests                         26,739   (12,679)       72,528      39,089

 Minority interests                    1,482       419         2,775         997
                                   ---------   -------    ----------  ----------
   Net income (loss)              $   25,257  $(13,098)    $  69,753  $   38,092
                                   =========  ========     =========  ==========

 SHARE INFORMATION:

  Primary:

   Net income (loss)              $      .31  $   (.16)   $      .86  $      .49
                                   =========  ========    ==========  ==========
   Average shares outstanding         81,588    79,387        81,487      77,722
                                   =========  ========    ==========  ==========


 See notes to consolidated financial statements.

                               Olsten Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                     Nine Months Ended
                                                     ------------------
                                                Sept. 28, 1997    Sept. 29, 1996
                                                --------------    -------------
    OPERATING ACTIVITIES:
      Net income                                   $  69,753       $  38,092
      Adjustments to reconcile net income to net
        cash provided by (used in) operating
         activities:
         Depreciation and amortization                39,365          32,730
         Deferred income taxes                         7,247          (1,023)
         Changes in assets and liabilities,
          net of effects from acquisitions
          and dispositions:
            Accounts receivable and other
             current assets                          (97,064)        (79,339)
            Current liabilities                      (10,457)         (8,477)
            Other, net                                20,415         (12,486)
                                                    ---------       ---------

    NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                      29,259         (30,503)
                                                    ---------       ---------

    INVESTING ACTIVITIES:
      Acquisitions/dispositions of businesses and
        reacquisitions of franchises                (145,985)       (106,967)
      Purchases of fixed assets                      (54,219)        (32,462)
      Sale of investment securities                    9,415           5,474
                                                    ---------       ---------

    NET CASH USED IN INVESTING ACTIVITIES           (190,789)       (133,955)
                                                    ---------       ---------
    FINANCING ACTIVITIES:
      Net proceeds from (repayment of) line of
        credit agreements                            104,735          (8,947)
      Cash dividends                                 (17,049)        (14,587)
      Issuances of common stock under stock plans      1,683           4,054
      Net proceeds from issuance of Senior Notes         -           197,672
                                                    ---------       ---------

    NET CASH PROVIDED BY FINANCING ACTIVITIES         89,369         178,192
                                                    ---------       ---------
    NET (DECREASE) INCREASE IN CASH                  (72,161)         13,734

    CASH AT BEGINNING OF PERIOD                      105,725         107,418
                                                    ---------       ---------
    CASH AT END OF PERIOD                         $   33,564       $ 121,152
                                                    =========       =========
    NON-CASH TRANSACTIONS:
      Assets acquired through the issuance
        of a note                                 $   12,719       $    -
      Issuance of restricted stock                $    6,437       $    -

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


2. Interest Expense, Net
   ---------------------

   Interest expense, net, consists primarily of interest on long-term debt for the quarter of $6.5 million in 1997 and $5.3 million in 1996, offset by interest income from investments of $1 million and $2.4 million for both 1997 and 1996, respectively. Interest expense, net, for the nine months was $18.1 million, reduced by interest income of $3.2 million in 1997 and was $16.2 million in 1996 reduced by interest income of $7 million.


3. Acquisitions
   ------------

   During the first nine months of 1997, the Company purchased various businesses which were accounted for by the purchase method of accounting. The aggregate cash outlay for these acquisitions was $144 million. Additionally, contingent payments may be made relating to one of the acquisitions if certain earnings criteria are achieved for 1997, 1998 and 1999.


4. Merger, Integration and Other Non-recurring Charges
   ---------------------------------------------------

   In the third quarter of 1996, the Company recorded merger, integration and other non-recurring charges of $74.5 million ($45 million, net of tax), or $.56 per share, consisting of costs resulting from the Quantum and Co-Counsel acquisitions aggregating $44.5 million ($27 million, net of tax), and certain allowances, which approximate $30 million ($18 million, net of tax), for a change in the methodology used by Medicare for computing reimbursements in prior years related to the Company's home health care business.

   In the first quarter of 1996, Quantum recorded a charge of $5.5 million ($3.2 million, net of tax), or $.04 per share, related to the settlement of shareholder litigation.

5. Newly Issued Accounting Standards
   ---------------------------------

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. Management has not yet evaluated the effects of this change on the Company's financial statements.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 becomes effective in fiscal 1998. Management has not yet evaluated the effects of this change on the Company's financial statements.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds and reports revenues. SFAS No. 131 becomes effective in fiscal 1998. Management has not yet evaluated the effect of this change on the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and
        -----------------------------------------------------------------
         Results of Operations.
        -----------------------

Results of Operations
----------------------

Net income for the third quarter of 1997 decreased 21% to $25.2 million, or $.31 per share, compared to $31.9 million, or $.40 per share for last year's third quarter, excluding the effect of non-recurring charges. Net income for the first nine months was $69.8 million, or $.86 per share, a 19% decrease, excluding the effect of the non-recurring charges, compared to $86.3 million, or $1.11 per share, reported in 1996.

The results of operations for the nine months ended September 29, 1996 include merger, integration and other non-recurring charges of $80 million ($48.2 million, net of tax), or $.62 per share. These non-recurring charges, before taxes, consist of merger and integration charges resulting from the Quantum and Co-Counsel acquisitions of $44.5 million. The remaining non-recurring charges before taxes, which approximate $30 million ($18 million, net of tax), pertain to certain allowances for a change in the methodology used by Medicare for computing reimbursements in prior years related to the Company's home health care business, and Quantum's charge of $5.5 million ($3.2 million, net of tax) related to the settlement of shareholder litigation.

Revenues increased $187 million, or 21%, to $1.1 billion for the third quarter, as compared to $876 million for last year's third quarter. Revenue increased $582 million, or 24%, to $3 billion for the first nine months of 1997, as compared to $2.4 billion for the comparable period of 1996. Staffing Services reported increased revenues of 34% for the third quarter and 38% for the nine months over last year's third quarter and nine-month periods. Acquisitions accounted for approximately 18% of the third quarter increase, European operations contributed 3%, Latin American operations contributed 1%, with the remaining 12% attributable to internal growth in our North American operations. The internal growth was comprised of increases in volume and pricing of 9% and 3%, respectively. Health Services' revenues grew 3% for the third quarter and 5% for the nine months compared to the same periods in 1996. This growth was primarily due to increased volume from Network services and infusion therapy, offset by a decline in Medicare volume and non-network managed care. This decline resulted from a reduction in home care referrals within the branch network and agencies under management.

Cost of services sold increased $150 million, or 23.8%, to $780 million for the third quarter and 28.2% to $2.2 billion for the nine months of 1997 due primarily to the growth in revenues. Gross profit margins, as a percentage of revenues, decreased to 26.6% for the third quarter and 26.7% for the nine months from 28.1% and 29.3% for last year's third quarter and nine months. Staffing Services' gross profit margin declined due to growth in high-volume, low-margin subcontractor volume related to corporate account requirements and recruitment challenges resulting from the continued strong demand for our services. Health Services' gross margin declined due to growth in the Network business, which carries lower margin than nursing and infusion business, and a decrease in Health Management volume.

Selling, general and administrative expenses increased $44 million, or 23.3%, to $234 million for the third quarter and $115 million, or 20.5%, to $675 million for the nine months. As a percentage of revenues, such expenses increased to 22% from 21.7% for the quarter and decreased to 22.3% from 22.9% for the nine months. The increase in the quarter resulted from internal investments to expand our organizational infrastructure. The overall decline in expenses for the nine-month period resulted from management's ongoing cost control efforts, combined with the operating efficiencies inherent in an expanding revenue base, offset by investments in the third quarter.

Net interest expense was $5.5 million and $2.9 million for the third quarters of 1997 and 1996, respectively, and $14.9 million and $9.2 million for the nine-month periods of 1997 and 1996, respectively. Net interest primarily reflected borrowing costs on long-term debt offset by interest income on investments. The increase resulted from interest expense incurred as the Company continued to fund its acquisition program.

Liquidity and Capital Resources
--------------------------------

Working capital increased from $616 million at December 29, 1996 to $660 million at September 28, 1997. Cash provided by operations for the nine-month period was $29 million, net of an increase in accounts receivable and other current assets of $97 million. The increase in accounts receivable was attributed to revenue growth and consolidated billing requirements of large corporate accounts and the growth of managed care and infusion therapy accounts, which impacted the timing of the collection process. Overall, cash decreased $72 million for the nine-month period primarily as a result of acquisitions which amounted to $144 million and were partially funded by $110 million borrowed from line of credit agreements, and capital expenditures of $54 million, offset by cash generated from operations.

In 1996, the Company completed a revolving credit agreement with a consortium of eleven banks for up to $400 million in borrowings and letters of credit. As of September 28, 1997, there were $147 million in borrowings outstanding and $47 million in standby letters of credit. The Company has invested available funds in short-term, interest-bearing investments. The Company believes that its levels of working capital, liquidity and available sources of funds are sufficient to support present operations and to continue to fund future growth and business opportunities as the Company increases its scope of services.


OTHER
-----

INFORMATION CONTAINED HEREIN, OTHER THAN HISTORICAL INFORMATION, SHOULD BE CONSIDERED FORWARD-LOOKING AND IS SUBJECT TO VARIOUS RISK FACTORS AND UNCERTAINTIES. FOR INSTANCE, THE COMPANY'S STRATEGIES AND OPERATIONS INVOLVE RISKS OF COMPETITION, CHANGING MARKET CONDITIONS, CHANGES IN LAWS AND REGULATIONS AFFECTING THE COMPANY'S INDUSTRIES AND NUMEROUS OTHER FACTORS DISCUSSED IN THIS DOCUMENT AND IN OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. ACCORDINGLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

                                PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.
            -----------------

            On August 29, 1997, a proposed class action lawsuit, captioned ELLIOTT WALDMAN v. OLSTEN CORPORATION, FRANK N. LIGUORI, MIRIAM
            OLSTEN, WILLIAM OLSTEN, STUART OLSTEN and ANTHONY PUGLISI, No. CV 97-5056 (DRH), was filed in the United States District Court for the Eastern District of New York. On September 19, 1997 another proposed class action lawsuit, captioned MICHAEL CANNOLD v. OLSTEN CORPORATION, FRANK N. LIGUORI, MIRIAM OLSTEN, STUART OLSTEN and ANTHONY PUGLISI, No. CV 97-5408 (DRH), was filed in the United States District Court for the Eastern District of New York. (The WALDMAN and CANNOLD actions are referred to jointly as the "Lawsuits.") The Complaints in the Lawsuits seek unspecified damages in connection with alleged violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. The Complaints allege that, as a result of certain material misstatements and omissions in connection with the
            Company's Medicare-reimbursed health care business, the Company's common stock was artificially inflated during the proposed Class Period, which is defined in the WALDMAN Complaint as the period from March 6, 1996 through August 25, 1997, and in the CANNOLD Complaint as the period from March 6, 1996 through July 16, 1997. Although the Company is unable at this time to assess the probable outcome of the Lawsuits or the materiality of the risk of loss in connection therewith (given that the Complaints do not allege damages with any particularity), the Company believes that it has acted responsibly and intends to vigorously defend the Lawsuits. Pending before the Court are various motions to consolidate the Lawsuits with related purported class actions filed against the Company and the individual defendants.

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

            The Company continues to cooperate with the Office of Investigations section of the Office of Inspector General (an agency established at the U.S. Department of Health & Human Services) and the U.S. Department of Justice in connection with their investigation into the Company's preparation of Medicare cost reports.

            The Company also continues to cooperate with the federal agencies investigating certain Columbia/HCA-owned home health care operations that are managed under contract by Olsten Health Management, a unit of Olsten Health Services which provides management services to hospital-based home health agencies.

            The Company continues to cooperate with various agencies, including the U.S. Department of Justice, the Office of the Attorney General of New Mexico and the New Mexico Health Care Anti- Fraud Task Force ("Task Force"), in connection with their investigations into certain health care practices of Quantum Health Resources ("Quantum"). Among the matters into which those agencies are inquiring are allegations of improper billing and fraud against various federally-funded medical assistance programs on the part of Quantum and its post-acquisition successor, Olsten Health Services' Infusion Therapy division. Most of the time period which the Company understands to be at issue in the Task Force investigation (the period between January 1992 and April 1997) predates the Company's June 1996 acquisition of Quantum.

            Notwithstanding the Company's continuing cooperation with the government investigations referenced above, it is possible that the government may regard the Company and/or certain of its employees as subjects or targets of one or more of such investigations.

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   The following exhibits are filed herewith:

                  Exhibit 10 - Amendment  No. 1  dated as of  August 27, 1997 to
                               Credit Agreement dated as of August 9, 1996 among the Company, the Banks signatory thereto and The Chase Manhattan Bank, as Agent, covering $400 million credit facility.

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














                               OLSTEN CORPORATION
                                  (REGISTRANT)





Date:  November 12, 1997         Frank N. Liguori
                                 ------------------------------
                                 Frank N. Liguori
                                 Chairman and Chief
                                 Executive Officer



Date:  November 12, 1997         Anthony J. Puglisi
                                 -------------------------------
                                 Anthony J. Puglisi
                                 Senior Vice President and
                                 Chief Financial Officer

                                  EXHIBIT INDEX


             Exhibit 10 - Amendment  No. 1  dated as of  August 27, 1997 to
                          Credit Agreement dated as of August 9, 1996 among the Company, the Banks signatory thereto and The Chase Manhattan Bank, as Agent, covering $400 million credit facility.


             Exhibit 27 - Financial Data Schedule