Form 10-K
period 1997-12-28
OLSTEN CORP
filed 1998-03-03
CIK 74386

                     SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549
                                   FORM 10K
-----
| X |  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
-----  OF THE SECURITIES  EXCHANGE ACT OF 1934

       For the fiscal year ended  December  28,  1997
                                  -------------------

                         Commission  File No.  0-3532
                                               ------

                         OLSTEN  CORPORATION
  ----------------------------------------------------------
  (Exact name of  Registrant  as  specified  in its  charter)

             DELAWARE                           13-2610512
-----------------------------------      ----------------------
State  or  other   jurisdiction of         (I.R.S.   Employer
incorporation  or  organization)           Identification  No.)

   175  Broad  Hollow  Road, Melville,  New York  11747-8905
----------------------------------------------------------------
  (Address of principal  executive  offices)      (Zip Code)

Registrant's telephone number, including area code:  (516)844-7800
                                                     -------------

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

               Yes    X           No
                    -----             -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


                    [Cover page 1 of 2 pages]

     The aggregate market value of Registrant's voting stock (Common Stock and Class B Common Stock, assuming conversion of Class B Common Stock into Common Stock on a share for share basis) held by nonaffiliates of Registrant, as of February 25, 1998, was $1,069,454,624 based on the closing price of the Common Stock on the New York Stock Exchange on such date.

     The number of shares outstanding of Registrant's Common Stock and Class B Common Stock, as of February 25, 1998, were 68,159,013 shares and 13,153,054 shares, respectively.

                DOCUMENTS INCORPORATED BY REFERENCE
                -----------------------------------

     Proxy Statement for 1998 Annual Meeting of Shareholders of Registrant. Certain information to be included therein is incorporated by reference into
PART III hereof.










































                    [Cover page 2 of 2 pages]

         INFORMATION CONTAINED IN THIS REPORT, OTHER THAN HISTORICAL INFORMATION, SHOULD BE CONSIDERED FORWARD-LOOKING AND IS SUBJECT TO VARIOUS RISK FACTORS AND UNCERTAINTIES. FOR INSTANCE, REGISTRANT'S STRATEGIES AND OPERATIONS INVOLVE RISKS OF COMPETITION, CHANGING MARKET CONDITIONS, CHANGES IN LAWS AND REGULATIONS AFFECTING ITS INDUSTRIES AND NUMEROUS OTHER FACTORS DISCUSSED IN THIS REPORT AND IN REGISTRANT'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. ACCORDINGLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN ANY FORWARD-LOOKING STATEMENTS.

                                 PART I

Item 1.  Business.
------   --------

Introduction
------------

         Olsten Corporation (herein, together with its subsidiaries unless the context otherwise requires, generally referred to as "Registrant") was incorporated in Delaware in 1967 as the successor to a business founded in 1950.

         Registrant operates through subsidiaries principally under the trade names "Olsten Staffing Services" and "Olsten Health Services" in North America and engages in and derives substantially all of its revenues from two industry segments, Staffing Services and Health Services. Registrant's owned, licensed and franchised operations conduct business through more than 1,400 offices in 50 states, the District of Columbia, Puerto Rico, Canada, Mexico, Argentina, Chile, United Kingdom, Denmark, Finland, France, Germany, Norway, Spain and Sweden.

         In Staffing Services, Registrant provides qualified assignment employees to business, industry and government. Registrant's Information Technology Services business provides services for the design, development and maintenance of information systems, and Registrant's Financial Staffing Services division provides a full spectrum of accounting and financial professionals and support-level candidates to a wide array of clients. Further, Registrant provides attorneys, paralegals and legal support staff to law firms, corporate law departments and government.

         In Health Services, Registrant provides both Network Services (which encompass case management and care coordination for managed care organizations) and health care personnel (caregivers) for home health care, hospitals and industry and provides acute and chronic infusion therapy services and chronic disease therapies. Further, Registrant provides management services to hospital-based home health agencies.

         Selected  financial   information  relating  to  Registrant's  industry
segments is contained herein in Note 12 of Notes to Consolidated Financial Statements.

         Systemwide Staffing Services and Health Services sales accounted for approximately 61% and 39%, respectively, of Registrant's 1997 systemwide sales, approximately 55% and 45%, respectively, of Registrant's 1996 systemwide sales and approximately 51% and 49%, respectively, of Registrant's 1995 systemwide sales. Systemwide sales represent all sales generated by Registrant's entire network, including Registrant, licensed and franchised offices and hospital-based home health agencies under management.

Staffing Services
-----------------

         In Staffing Services, Registrant provides assignment employees in a full spectrum of skills, from entry level workers to seasoned professionals and managers. Service areas include: supplemental staffing for office automation; general office and administrative services; accounting and other financial services; legal, scientific, engineering and technical services; call centers; production/distribution/assembly services; training and pre-employment services; retail services; marketing support and teleservices; manufacturing, construction and industrial services; and managed services for corporations. The provision of staffing services is not generally subject to extensive federal and state regulation.

         Registrant believes that utilization of assignment employees has become a valuable and recognized management tool, allowing many companies to convert fixed costs to variable costs, especially in view of corporate reengineering and restructuring in a more competitive global environment. With the availability of such services, a client can maintain on a cost-effective basis a nucleus of core personnel that can be supplemented by skilled specialists for long- and short-term assignments. The expense and inconvenience of hiring additional employees for assignments of a limited duration, including recruiting, interviewing, reference-checking and testing, are eliminated. Additionally, Registrant believes that its comprehensive added-value services enable clients to eliminate the record-keeping, payroll taxes, insurance and administrative costs usually associated with regular, full-time personnel. A client pays only for actual hours worked by Registrant's assignment employees; upon completion of the assignment, services can be immediately terminated without the adverse effects associated with employee layoffs.

         By supplying a supplemental work force to its Staffing Services clients, Registrant believes it affords them added efficiencies and economies, as well as greater productivity and flexibility. Registrant's assignment employees help meet clients' staffing requirements for peak periods caused by such recurring factors as seasonal demands, inventories, month end requirements and vacations and such unpredictable factors as special projects, marketing promotions, illnesses and emergencies. Assignments of personnel may be for hours, days, weeks, months or longer periods as the clients' needs dictate.

         In Staffing Services, Registrant is pursuing with clients strategic "partnering" relationships that have become increasingly important to Registrant. Through its Partnership Program (R) services with major corporate and other clients, Registrant acts as a master vendor responsible for the recruitment, training and ongoing management of large groups of employees for companies at a single site or at multiple sites, allowing clients to focus better on growing their core businesses. Other clients have outsourced entire functions whereby people, processes and technology are all managed by Registrant. Registrant's services can also include multilocation coordination, customized orientation and training, billing and electronic information exchange programs for its clients. These arrangements can enable a client to better manage overhead and personnel expenses and can help save a client time and money by reducing its employee recruitment and training efforts, particularly if the client is experiencing a high employee turnover rate.

Information Technology Services
-------------------------------

         In Information Technology Services, Registrant provides information technology consultants on either a project management or staff supplementation basis to assist clients in the design, development and maintenance of information systems. The Information Technology Services division provides a wide range of technology solutions in practice areas that include Help Desk, Insourcing/Outsourcing, Testing, Visual Warehousing, Year 2000 and SAP Implementation.

Health Services
---------------

         In Health Services, Registrant provides home health care through Registrant's licensed health care personnel, such as registered nurses, offering a broad range of services, including physician-prescribed skilled nursing, patient and family education, case management and care coordination, pediatric and perinatal care, physical, occupational, neurological and speech therapies, administration of drugs, nutrients and other solutions intravenously and orally, and disease management programs, as well as institutional, occupational and alternate site staffing and marketing, distribution and staffing solutions for pharmaceutical, biotechnology and medical device firms. Through its clinical pharmacy network, Registrant has the ability to deliver nutrients and medications utilized in certain of its home health care services. Home health care provided by Registrant's unlicensed personnel, such as home health aides and homemakers, may involve assistance with personal hygiene, feeding, dressing, preparation of meals and light housekeeping.

         Through five regional centers in the United States, Registrant provides Network Services. These services involve case management and case coordination for managed care customers desiring a single source for centralized intake and billing, claims adjudication, quality assurance and data reporting and analysis. In providing infusion therapy services, Registrant delivers, manages and administers intravenous medications in the home setting, as well as performing patient, family and home environmental assessments, evaluating equipment needs and providing patient and family education. In furnishing hospital management services, Registrant provides comprehensive management services to hospital-based home health agencies, including clinical expertise, policies and procedures, quality assurance programs and caregiver training, as well as dedicated on-site and corporate personnel who provide certain back office support functions. In carrying out supplemental institutional staffing, Registrant's health care professionals perform services for hospitals, nursing homes, clinics and other health care facilities and furnish business and industry with specialized staffing. Health care institutions use supplemental staffing for peak periods, illnesses and vacations, helping these facilities to control employee costs.

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

         Of  Registrant's  Health  Services  revenues,   approximately  22%  are
attributable to Medicare reimbursement and approximately 20% are attributable to Medicaid reimbursement and state and local government contracts.

         Registrant's home health care business is subject to extensive federal and state regulations which govern, among other things, Medicare, Medicaid, CHAMPUS and other government-funded reimbursement programs, reporting requirements, certification and licensure standards for certain home health agencies and, in some cases, certificate-of-need and pharmacy-licensing requirements. Registrant is also subject to a variety of federal and state regulations which prohibit fraud and abuse in the delivery of health care services, including, but not limited to, prohibitions against the offering or making of direct or indirect payments for the referral of patients. As part of the extensive federal and state regulation of the Registrant's home health care business, Registrant is subject to periodic audits, examinations and investigations conducted by or at the direction of governmental investigatory and oversight agencies. The frequency and scope of the audits, examinations and investigations by federal and state regulators of the health care industry have increased dramatically over the past few years. Various publications have reported that federal authorities are using recent funding increases to expand their investigations into alleged health care fraud and regulatory infractions across the board, examining, among others, mainstream providers and academic medical centers. (See Item 3, Legal Proceedings, below.)

         Violation of the applicable federal and state health care regulations can result in a health care provider's being excluded from participation in the Medicare, Medicaid and/or CHAMPUS programs and subjected to substantial civil and/or criminal penalties.

General
-------

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

         There is no one client that accounts for as much as 10% of Registrant's revenues. In the opinion of Registrant, its business is not seasonal to any material degree. There have not been any significant changes in the kinds of services rendered or methods of distribution of Registrant since the end of the last fiscal year. Registrant's capabilities as a provider of infusion therapies substantially increased as a result of Registrant's acquisition of Quantum Health Resources, Inc. in June 1996. Following its acquisition of IMI Systems Inc. in August 1995, Registrant expanded its information technology services business by its acquisition of ARMS, Inc. in March 1996, Systems Partners, Inc. in June 1996 and Vistech, Inc. in January 1997. Registrant expanded into legal staffing services through its acquisition of Co-Counsel, Inc. in August 1996 and five smaller subsequent acquisitions and further expanded its financial staffing services business through the acquisition of Accountants Overload in June 1997.

         Registrant's assignment employees and caregivers, as well as the employees of other firms providing similar services, are generally paid weekly for their services while payments are generally received from customers within five to thirteen weeks on average of the related billings for such services. Consequently, as new offices are established or acquired, or as existing offices expand, there is an ongoing requirement for cash resources to fund current operations as well as to provide for the expansion of the business.

         Registrant has grown and is pursuing expansion opportunities by strengthening relationships with many clients, making strategic acquisitions within and outside the United States, opening additional offices and developing and extending specialized services, particularly in health care, information technology, financial and accounting, and legal.

Franchise Operations
--------------------

         At December 28, 1997, approximately 90 offices in the United States were operated by eight franchisees under franchises granted by Registrant. Franchisees, who provide services similar to Olsten Staffing Services, have the exclusive right to market and furnish assignment employees within a designated geographic area using certain of Registrant's trade names, service marks, advertising materials, sales programs, manuals and forms. Franchisees receive training from Registrant, attend seminars, participate in marketing programs and utilize Registrant's sales literature. Registrant has established operating procedures and standards to be followed by its franchisees. Registrant offers franchisees billing, payroll and other data processing systems and services, as well as accounts receivable financing. Registrant also assists its franchisees in obtaining business from its corporate accounts and through its national and cooperative local advertising.

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

Licensed Area Representative Operations
---------------------------------------

         At December 28, 1997, approximately 100 offices in North America were operated by 53 licensed area representatives. A licensed area representative is a person authorized by Registrant to operate Registrant's Staffing Services business within an exclusive marketing area. The agreements governing licensed area representative operations do not have a stated term. The licensed area representative does not have an ownership interest in the business but receives approximately 50% of the office's gross profit margin in the form of commissions, which are reflected in Registrant's selling, general and administrative expenses. Sales by licensed area representatives are included in Registrant's revenues. The licensed area representative is responsible for the office's operating expenses, such as rent, utilities and in-office staff salaries, and Registrant is responsible for the assignment employee wages and related payroll taxes and insurances. Registrant also provides national advertising, shares in the costs of certain local advertising, conducts training seminars and furnishes operating manuals, forms and sales materials to the licensed area representatives.

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

Source and Availability of Personnel
------------------------------------

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

         Assignment employees and caregivers are recruited through a variety of sources, including advertising in local and national media, job fairs, solicitations on web sites, direct mail and telephone solicitations, as well as referrals obtained directly from clients and other assignment employees and caregivers. Registrant's employees are generally paid by Registrant for time actually worked, subject to a four-hour daily minimum on the days worked. Although conditions may vary in different areas of the country and with respect to different skill requirements, assignment employees and caregivers were generally less available during 1997 than they were in the preceding year.

Importance and Effect of Trademarks Held
----------------------------------------

         Various trademarks are registered with the United States Patent and Trademark Office protecting OLSTEN. Certain other marks that are registered or in the process of being registered and are utilized in Registrant's business include AMERICA IS COMING HOME WITH US (SM), CHRONICARE (R), CO-COUNSEL (R), CUSTOMIZED ADDED-VALUE (R), EXCELLENCE THROUGH OLSTEN PEOPLE (SM), MAKE THE SURE CALL (SM), OFISS 2000 (R), PARTNERSHIP PROGRAM (R), PRECISE (R), PROFILER (R), PROLAW SYSTEM (SM), PROMETRICS (SM) and THE FUTURE IS WORKING WITH OLSTEN (SM). Under current law, federal trademark registrations can be renewed indefinitely. National advertising and usage have, in the belief of Registrant, given significance to these marks.

Competitive Position
--------------------

         The Staffing Services and Health Services provided by Registrant also are provided by a number of companies which operate, as Registrant does, nationally throughout the United States and by numerous regional and local firms and are highly competitive. Unlike Registrant, such companies and firms usually provide either staffing services or health services, but not both. Registrant believes that, in terms of systemwide sales, it is North America's third-largest provider of staffing services, as well as one of the world's largest providers of staffing services, and North America's largest home health care provider and third-largest home infusion therapy services provider.

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

Number of Persons Employed
--------------------------

         At December 28, 1997, Registrant employed approximately 11,700 regular, full-time employees and during 1997 employed approximately 580,000 assignment employees and caregivers. In addition, Registrant's franchisees employed approximately 575 regular, full-time employees as well as approximately 79,000 assignment employees during 1997. Employees of franchisees are not Registrant's employees.

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

International Operations
------------------------

         Through subsidiaries, Registrant for many years has provided Staffing Services in Canada and since 1990 has provided Health Services there. Registrant began providing temporary and permanent placement services outside North America in 1993 with the acquisition of Office Angels in the United Kingdom. Expanding the geographic scope of its Staffing Services, Registrant in 1995 purchased majority interests in Norsk Personal A/S in Norway (now called Olsten Norsk Personal A/S); Allegro Vikarservice Aps in Denmark (now called Olsten Personale A/S); and Ready Office S.A. in Argentina (now called Olsten Ready Office S.A.). In 1996 Registrant acquired, or purchased majority interests in, OFFiS Unternehmen fur Zeitarbeit GmbH & Co. KG in Germany; Kontorsjouren AB in Sweden (now called Olsten Personalkraft AB); Top Notch and Multiforce in Puerto Rico; and Dataset OY in Finland (now called Olsten Dataset OY). In 1997 Registrant purchased majority interests in Adyser, S.A. in Chile (now called Olsten Adyser, S.A.); Sogica S.A. in France and Spain; Olsten Helsetjenester A/S in Norway (home health care staffing); and Olsten BTV Aps in Denmark (home health care staffing). Registrant expanded its information technology operations through the acquisitions of Ward Associates Limited in Canada in 1995 and Harvey Consultants Limited in the United Kingdom and Vikar Konsulent A/S (majority owned and now called Olsten DataVikar A/S) in Norway in 1996.

Item 2.  Properties.
------   ----------

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

Item 3.  Legal Proceedings.
------   -----------------

Government Investigations
-------------------------

         As previously reported in Registrant's Form 10-Q for the quarter ended September 28, 1997, Registrant continues to cooperate with the various health care investigations that are being conducted by certain governmental agencies.

         Registrant continues to cooperate with the Office of Investigations section of the Office of Inspector General (an agency within the U.S. Department of Health & Human Services) and the U.S. Department of Justice in connection with their investigation into the Registrant's preparation of Medicare cost reports.

         Registrant also continues to cooperate with the U.S. Department of Justice and other federal agencies investigating the relationship between Columbia/HCA Healthcare Corporation and Registrant in connection with the purchase, sale and operation of certain home health agencies which are now owned by Columbia/HCA and managed under contract by Olsten Health Management, a unit of Olsten Health Services that provides management services to hospital-based home health agencies.

         Registrant continues to cooperate with various state and federal agencies, including the U.S. Department of Justice, the Office of the Attorney General of New Mexico and the New Mexico Health Care Anti-Fraud Task Force (Task Force), in connection with their investigations into certain health care practices of Quantum Health Resources (Quantum). Among the matters into which those agencies are inquiring are allegations of improper billing and fraud against various federally-funded medical assistance programs on the part of Quantum and its post-acquisition successor, the Infusion Therapy Services division of Olsten Health Services. Most of the time period which Registrant understands to be at issue in the Task Force investigation (the period between January 1992 and April 1997) predates Registrant's June 1996 acquisition of Quantum.

         Registrant believes that certain of the government investigations referenced above may have been triggered by or given rise to lawsuits under federal and/or state whistleblower statutes against Registrant and Quantum.

         Notwithstanding Registrant's continuing cooperation with the government investigations referenced above, the government may regard Registrant and/or certain of its employees as subjects or targets of one or more of such investigations. As noted in Item 1, above, if Registrant were to be found to have violated the laws and regulations at issue in the government investigations, Registrant could be subjected to a variety of sanctions, including substantial monetary fines, civil and/or criminal penalties and exclusion from participation in the Medicare, Medicaid and/or CHAMPUS programs. While Registrant is unable at this time to predict the ultimate outcome of the government investigations, any one of the foregoing sanctions could have a material adverse effect upon Registrant's financial position and results of operations.

Shareholder Class Action Litigation
-----------------------------------

         On April 17, 1997, a purported class action captioned Gail Weichman v. Olsten Corporation, et al., No. CV 97-1946, was filed in the United States District Court for the Eastern District of New York against Registrant, Miriam Olsten, Anthony Puglisi and Frank Liguori. On August 5, 1997, another proposed class action lawsuit, captioned Esta S. Goldman v. Olsten Corporation, et al., No.CV 97-4501, was filed in the United States District Court for the Eastern District of New York against the same defendants named in the Weichman lawsuit, plus Stuart Olsten. On August 29, 1997, a third proposed class action lawsuit, captioned Elliott Waldman v. Olsten Corporation, et al., No. CV 97-5056, was filed in the United States District Court for the Eastern District of New York against Registrant and each of the individual defendants listed above. On September 19, 1997, a fourth proposed class action lawsuit, captioned Michael Cannold v. Olsten Corporation, et al., No. CV 97-5408, was filed in the United States District Court for the Eastern District of New York against Registrant and each of the individuals listed above. (The Weichman, Goldman, Waldman and Cannold lawsuits are referred to collectively herein as the "Class Actions".) Each of the complaints in the Class Actions (collectively, the "Complaints") seeks unspecified damages in connection with alleged violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934; the Weichman Complaint also alleges violations of Sections 11 and 12 of the Securities Act of 1933. The Complaints allege that, as a result of certain material misstatements and omissions by certain of the defendants
(relating, in part, to the matters at issue in the government investigations referenced above), Registrant's common stock was artificially inflated during the proposed Class Period, which is defined in the Weichman Complaint as the period from May 31, 1996 through November 21, 1996, in the Waldman Complaint as the period from March 6, 1996 through August 25, 1997, and in the Goldman and Cannold Complaints as the period from March 6, 1996 through July 16, 1997. Pending before the Court are the parties various motions relating to the (a) potential consolidation of the Class Actions, (b) appointment of a lead plaintiff and (c)selection of lead plaintiff's counsel. While Registrant is unable at this time to assess the probable outcome of the Class Actions or the materiality of the risk of loss in connection therewith (given the preliminary stage of the Class Actions and the fact that the Complaints do not allege damages with any particularity), Registrant believes that it acted responsibly with respect to its shareholders and intends to vigorously defend the Class Actions.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of Registrant's 1997 fiscal year.

Item 4(a).  Executive Officers of Registrant.
---------   --------------------------------

            The following table sets forth certain information regarding each of the executive officers of Registrant:

                        Executive         Expiration
                         Officer           of Term     Positions and Offices
Name                      Since     Age   of Office       with Registrant
----                    ---------   ---   ----------   ---------------------
Frank N. Liguori          1976      51    April 1998   Chairman of the Board and
                                                       Chief Executive Officer

Stuart Olsten             1987      45    April 1998   President and
                                                       Vice Chairman

Robert A. Fusco           1992      47    April 1998   Executive Vice President
                                                       and President, Olsten
                                                       Health Services

Gerald J. Kapalko         1993      51    April 1998   Executive Vice President
                                                       and President, Olsten
                                                       Latin America

Richard A. Piske, III     1993      49    April 1998   Executive Vice President
                                                       and President, Olsten
                                                       Staffing Services

William P. Costantini     1992      50    April 1998   Senior Vice President and
                                                       General Counsel

Maureen K. McGurl         1997      50    April 1998   Senior Vice President -
                                                       Human Resources

Anthony J. Puglisi        1993      48    April 1998   Senior Vice President and
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

                                  PART II

Item 5.  Market for the Registrant's Common Equity
------   -----------------------------------------
         and Related Stockholder Matters.
         -------------------------------

Market Information
------------------

         Registrant  has  outstanding  two classes of common equity  securities:
Common Stock and Class B Common Stock. Registrant's Common Stock (symbol OLS) is listed on the New York Stock Exchange. The following table sets forth the high and low prices of the Common Stock for each quarter during fiscal 1997 and 1996:

                       -----------------------------------------
                               1997                 1996
                       -----------------------------------------
                         High        Low       High       Low
                         ----        ---       ----       ---
                          $           $          $         $
1st Quarter             19-1/4      14-3/8     33        24-5/8
2nd Quarter             21-1/8      15-3/4     32-3/8    28-1/2
3rd Quarter             23          16-11/16   29-5/8    22-7/8
4th Quarter             20          13-11/16   24-7/8    13-1/2

         There is no established public trading market for Registrant's Class B Common Stock, which is subject to significant restrictions on sale. Registrant's Class B Common Stock, which has ten votes per share, is convertible at any time on a share for share basis into Registrant's Common Stock, which has one vote per share.

Holders
-------
         On February 25, 1998 there were approximately 1,750 holders of record of Registrant's Common Stock (including brokerage firms holding Registrant's Common Stock in "street name" and other nominees) and 675 holders of record of Registrant's Class B Common Stock.

     Dividends per share               Fiscal Year
     -------------------          ---------------------
                                   1997           1996
                                  ---------------------
       Cash  dividends*             $               $
          Common  Stock            .28             .28
          Class B Common Stock     .28             .28

* Registrant paid quarterly dividends in its two most recent fiscal years.

Item 6.  Selected Financial Data.
------   -----------------------

                                       OLSTEN CORPORATION AND SUBSIDIARIES
                                             SELECTED FINANCIAL DATA

(In thousands, except share amounts)
                                             1997            1996            1995            1994            1993
                                             ----            ----            ----            ----            ----
                                               $               $               $               $               $


Service sales, franchise fees,
 management fees and other
 income                                    4,113,014       3,377,729       2,813,768       2,588,697       2,402,145
Income before extraordinary
 charge                                       93,028          54,642          90,290          92,240           5,043
Net income (loss)                             93,028          54,642          90,290          92,240          (9,625)
Working capital                              687,513         615,593         493,970         438,432         401,720
Total assets                               1,750,201       1,439,240       1,138,410         979,714         915,086
Long-term debt                               461,178         330,329         267,030         211,250         262,307
Shareholders' equity                         841,777         769,273         586,389         515,986         404,342

SHARE INFORMATION:
 Basic earnings (loss) per share:
        Income before extraordinary
           charge                               1.15             .71            1.23            1.27             .07
        Net income (loss)                       1.15             .71            1.23            1.27            (.14)

 Diluted earnings (loss) per share:
        Income before extraordinary
           charge                               1.15             .71            1.19            1.21             .07
        Net income (loss)                       1.15             .71            1.19            1.21            (.14)

 Cash dividends                                  .28             .28             .21             .16             .16
 Book value                                    10.35            9.53            7.98            7.06            5.68

SYSTEMWIDE SALES:
        Staffing Services                  2,946,529       2,246,803       1,693,407       1,397,393       1,129,632
        Health Services                    1,891,132       1,849,396       1,607,595       1,489,522       1,490,599
                                           ---------       ---------       ---------       ---------       ---------
                                           4,837,661       4,096,199       3,301,002       2,886,915       2,620,231
                                           =========       =========       =========       =========       =========

Item 7.  Management's Discussion and Analysis of Financial
------   -------------------------------------------------
         Condition and Results of Operations.
         -----------------------------------

                         OLSTEN CORPORATION & SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------

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

In 1996, the Company recorded merger, integration and other non-recurring charges totalling $80 million ($48 million, net of tax), or $.59 per diluted share. These non-recurring charges before taxes consist of merger and integration charges resulting from the Quantum and Co-Counsel acquisitions of $45 million ($27 million, net of tax); $30 million ($18 million, net of tax) pertaining to certain allowances for a change in the methodology used by Medicare for computing reimbursements in prior years related to the Company's home health care business and Quantum's charge of $5.5 million ($3.2 million, net of tax) related to settlement of shareholder litigation.

Quantum recorded non-recurring charges in 1995 totalling $12 million ($7.4 million, net of tax), or $.09 per diluted share, consisting of a settlement associated with a State of California billing dispute of $6.3 million ($3.8 million, net of tax); a writeoff of Quantum's physician practice management business of $2.2 million ($1.3 million, net of tax); and a charge of $3.8 million ($2.3 million, net of tax) representing costs of relocating Quantum's corporate headquarters.

Excluding the effects of these non-recurring charges, net income decreased 10 percent to $93 million, or $1.15 per diluted share, in 1997 versus $102.8 million, or $1.30 per diluted share, in 1996. Net income in 1996 increased 5 percent from $97.7 million, or $1.28 per diluted share, in 1995.

Systemwide sales for the Company's two segments increased 18 percent, to $4.8 billion in 1997; 24 percent, to $4.1 billion in 1996; and 14 percent, to $3.3 billion in 1995. Staffing Services' systemwide sales increased 31 percent, 33 percent and 21 percent, while Health Services' systemwide sales increased 2 percent, 15 percent and 8 percent for 1997, 1996 and 1995, respectively. Systemwide sales represent sales generated by Company, licensed and franchised offices, and hospital-based home health agencies under management.

Revenues increased 22 percent in 1997 to $4.1 billion compared to $3.4 billion in 1996. This increase reflected the continued strong demand for the Company's services along with additional growth through acquisitions. Revenues in 1996 rose 20 percent from $2.8 billion in 1995.

                         OLSTEN CORPORATION & SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------

Staffing Services' revenues grew 34 percent in 1997 and 39 percent in 1996. Acquisitions accounted for 16 percent of the growth in 1997 and 22 percent in 1996, with the balance resulting from increases in volume and pricing. Our Information Technology Services business revenues grew to $287 million in 1997 from $163 million in 1996, through acquisitions of 36 percent and internal growth of 40 percent, representing 11 percent and 8 percent of total Staffing Services' revenues in 1997 and 1996, respectively. Our European revenues, excluding the Information Technology Services business, increased to $582 million in 1997 from $346 million in 1996, contributing 22 percent of total Staffing Services' revenues in 1997 and 17 percent in 1996.

Health Services' revenues increased 4 percent in 1997 versus 1996 and were essentially flat in 1996 compared to 1995. Increases in Infusion, Institutional Staffing and Network business were offset by a reduction in Medicare visits stemming from the current regulatory climate, as well as competition for Medicare patients from hospital-based home health agencies and the continued shift of Medicare beneficiaries into HMOs.

Cost of services sold increased 25 percent to $3 billion in 1997; 24 percent, to $2.4 billion in 1996; and 9 percent, to $2 billion in 1995, due primarily to the growth of revenues. Gross margins as a percentage of revenues were 26.7 percent in 1997, 28.3 percent in 1996 and 30.5 percent in 1995. Gross profit margin on a consolidated basis was negatively impacted by the change in the Staffing/Health Services business mix. Staffing Services, which operates at lower margins, comprised a larger percentage of the total revenues in 1997 as compared to 1996. A decline in markups related to growth in large volume corporate and partnership accounts negatively impacted Staffing Services gross profit margins for the year. International margins were reduced due to competitive pricing, pressure on wages related to low unemployment rates in some countries as well as the impact of increased high volume accounts that carry lower margins. Health Services' gross profit margin, as a percentage of revenue, was negatively impacted by the change in business mix reflecting growth in lower margin Network and Institutional Staffing business and revenue declines in our Medicare business serviced both by our Home Care-Nursing and the visits managed under our Health Management business. The negative influences on Health Services' gross profit margin were partially offset by the strong performance in the Infusion business.

Selling,  general and  administrative  expenses as a percentage of revenues were
22.2 percent, or $914.6 million; 22.8 percent, or $768.4 million; and 24.3 percent, or $684.9 million; in 1997, 1996 and 1995, respectively. Results for 1997 include professional fees associated with the ongoing investigations involving the Company's health care operations representing approximately $3.4 million, net, or $.03 per diluted share. Excluding these fees, selling, general and administrative expenses would have been 22.1 percent of sales for 1997. The overall decline in expenses as a percentage of revenues from 1997 to 1996, and 1996 to 1995 resulted from management's aggressive control of discretionary costs, economies of scale associated with an increasing revenue base, and the reduction of expenses by integrating acquired companies.

Net interest expense of $21.1 million, $12.3 million and $4.9 million, in 1997, 1996 and 1995, respectively, reflected borrowing costs on long-term debt offset by interest income on investments. The increase resulted from interest expense incurred as the Company continued to fund its acquisition program.

                         OLSTEN CORPORATION & SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------

The combination of the factors previously described decreased pretax income from operations, excluding merger, integration and other non-recurring charges, to $160.5 million in 1997, compared to $174.9 million in 1996. Pretax income increased in 1996 from $167.7 million in 1995.

The 1997 effective income tax rate was 39 percent, compared to 40.7 percent in 1996 and 42 percent in 1995. The Company's effective rate has exceeded the Federal statutory rate primarily because of non-deductible goodwill amortization and state income taxes, which vary from year to year in relation to the mix of taxable income by state.

Year 2000
---------

The Company is conducting a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing an implementation plan to ensure compliance. The Company presently believes that, with modification to existing software and investment in new software, the Year 2000 problem will not pose significant operational concerns nor have a material impact on the financial position or results of operations in any given year.

Liquidity and Capital Resources
-------------------------------

Working capital at December 28, 1997, including $84.8 million in cash, was $687.5 million, an increase of 12 percent over the prior year. Receivables, net, increased $185.6 million, or 28 percent, predominantly due to revenue growth and acquisitions. Fixed assets, net, increased $56.3 million, or 43 percent, primarily relating to investments in new information systems. Intangibles, principally goodwill, net, increased $120.7 million, or 29 percent, resulting from acquisitions.

The Company has a revolving credit agreement with a consortium of 11 banks for up to $400 million in borrowings and letters of credit. As of December 28, 1997, there were $176 million in borrowings and $47 million in standby letters of credit outstanding. The Company has invested available funds in secure, short-term, interest-bearing investments. The Company believes that its levels of working capital, liquidity and available sources of funds are sufficient to support present operations and to continue to fund future growth and business opportunities as the Company increases the scope of its services.

The Company's annual dividend on common stock and Class B common stock was $.28 per share.

Legal Matters
-------------

Government Investigations

As previously reported in the Company's Form 10-Q for the quarter ended September 28, 1997, the Company continues to cooperate with the various health care investigations that are being conducted by certain governmental agencies.

                         OLSTEN CORPORATION & SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------

The Company continues to cooperate with the Office of Investigations section of the Office of Inspector General (an agency within the U.S. Department of Health & Human Services) and the U.S. Department of Justice in connection with their investigation into the Company's preparation of Medicare cost reports.

The Company also continues to cooperate with the U.S. Department of Justice and other federal agencies investigating the relationship between Columbia/HCA Healthcare Corporation and the Company in connection with the purchase, sale and operation of certain home health agencies which are now owned by Columbia/HCA and managed under contract by Olsten Health Management, a unit of Olsten Health Services that provides management services to hospital-based home health agencies.

The Company continues to cooperate with various state and federal agencies, including the U.S. Department of Justice, the Office of the Attorney General of New Mexico and the New Mexico Health Care Anti-Fraud Task Force ("Task Force"), in connection with their investigations into certain health care practices of Quantum Health Resources ("Quantum"). Among the matters into which those agencies are inquiring are allegations of improper billing and fraud against various federally-funded medical assistance programs on the part of Quantum and its post-acquisition successor, the Infusion Therapy Services division of Olsten Health Services. Most of the time period which the Company understands to be at issue in the Task Force investigation (the period between January 1992 and April
1997) predates the Company's June 1996 acquisition of Quantum.

The Company believes that certain of the government investigations referenced above may have been triggered by or given rise to lawsuits filed under federal and/or state whistleblower statutes against the Company and Quantum.

Notwithstanding the Company's continuing cooperation with the government investigations referenced above, the government may regard the Company and/or certain of its employees as subjects or targets of one or more of such investigations. If the Company were to be found to have violated the laws and regulations at issue in the government investigations, the Company could be subjected to a variety of sanctions, including substantial monetary fines, civil and/or criminal penalties and exclusion from participation in the Medicare, Medicaid and/or CHAMPUS programs. While the Company is unable at this time to predict the ultimate outcome of the government investigations, any one of the foregoing sanctions could have a material adverse effect upon the Company's financial position and results of operations.

                         OLSTEN CORPORATION & SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------

Shareholder Class Action Litigation

On April 17, 1997, a purported class action captioned Gail Weichman v. Olsten Corporation, et al., No. CV 97-1946, was filed in the United States District Court for the Eastern District of New York against the Company, Miriam Olsten, Anthony Puglisi and Frank Liguori. On August 5, 1997, another proposed class action lawsuit, captioned Esta S. Goldman v. Olsten Corporation, et al., No. CV 97-4501, was filed in the United States District Court for the Eastern District of New York against the same defendants named in the Weichman lawsuit, plus Stuart Olsten. On August 29, 1997, a third proposed class action lawsuit, captioned Elliott Waldman v. Olsten Corporation, et al., No. CV 97-5056, was filed in the United States District Court for the Eastern District of New York against the Company and each of the individual defendants listed above. On September 19, 1997, a fourth proposed class action lawsuit, captioned Michael Cannold v. Olsten Corporation, et al., No. CV 97-5408, was filed in the United States District Court for the Eastern District of New York against the Company and each of the individual defendants listed above. (The Weichman, Goldman, Waldman and Cannold lawsuits are referred to collectively herein as the "Class Actions".) Each of the Complaints in the Class Actions seeks unspecified damages in connection with alleged violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934; the Weichman Complaint also alleges violations of Sections 11 and 12 of the Securities Act of 1933. The Complaints allege that, as a result of certain material misstatements and omissions by certain of the defendants (relating, in part, to the matters at issue in the government investigations referenced above), the Company's common stock was artificially inflated during the proposed Class Period, which is defined in the Weichman Complaint as the period from May 31, 1996 through November 21, 1996, in the Waldman Complaint as the period from March 6, 1996 through August 25, 1997, and in the Goldman and Cannold Complaints as the period from March 6, 1996 through July 16, 1997. Pending before the Court are the parties' various motions relating to the (a) potential consolidation of the Class Actions, (b) appointment of a lead plaintiff and (c) selection of lead plaintiff's counsel. While the Company is unable at this time to assess the probable outcome of the Class Actions or the materiality of the risk of loss in connection therewith (given the preliminary stage of the Class Actions and the fact that the Complaints do not allege damages with any particularity), the Company believes that it acted responsibly with respect to its shareholders and intends to vigorously defend the Class Actions.

Item 8. Financial  Statements and  Supplementary  Data.
------  ----------------------------------------------

         The following  financial  statements of Registrant are included in this
Report:
                                                          Page(s) in this Report
Consolidated Financial Statements:                        ----------------------

Balance Sheets as of December 28, 1997 and                          F-2
 December 29, 1996

Statements of Income for the three years                            F-3
 ended December 28, 1997

Statements of Changes in Shareholders' Equity                       F-4
 for the three years ended December 28, 1997

Statements of Cash Flows for the three years                     F-5 - F-6
 ended December 28, 1997

Notes to Consolidated Financial Statements                       F-7 - F-22

Report of Independent Accountants                                   F-23

Item 9.  Changes in and Disagreements with Accountants on
------   ------------------------------------------------
         Accounting and Financial Disclosure.
         -----------------------------------

        There have been no such changes or disagreements.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

          See the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Registrant's definitive Proxy Statement with respect to its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. See also the information with respect to executive officers of Registrant under Item 4(a) of PART I hereof, which information is incorporated herein by reference.

Item 11.  Executive Compensation.
-------   ----------------------

          See the information under the captions "Election of Directors," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," "Retirement Plan," "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" and "Compensation Committee Report on Executive Compensation" in Registrant's definitive Proxy Statement with respect to its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

          See the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in Registrant's definitive Proxy Statement with respect to its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

          See the information under the caption "Certain Business Relationships" in Registrant's definitive Proxy Statement with respect to its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules,
-------   ----------------------------------------
          and Reports on Form 8K.
          ----------------------

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

                  4(d) Form of Indenture dated as of October 8, 1993 between
                       Quantum Health Resources, Inc. and First Trust National Association, as Trustee, relating to 4% Convertible Subordinated Debentures Due 2000 of Quantum Health Resources, Inc., filed as Exhibit 4.1 to Registration Statement on Form S-3 (Reg. No. 33-69088) of Quantum Health Resources, Inc., is incorporated herein by reference.

                  4(e) Supplemental Indenture dated as of June 28, 1996 between
                       Quantum Health Resources, Inc. and First Trust National Association, as Trustee, filed as Exhibit 4(e) to Registrant's Annual Report on Form 10-K for the year ended December 29, 1996, is incorporated herein by reference.

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

               10(d)(1)Amendment No. 1 dated as of August 27, 1997 to Credit
                       Agreement dated as of August 9, 1996 among Registrant, the Banks signatory thereto and The Chase Manhattan Bank, as Agent, filed as Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, is incorporated herein by reference.

                *10(e) Registrant's 1990 Non-Qualified Stock Option Plan for
                       Non-Employee Directors and Consultants, as amended and restated, is incorporated by reference to Exhibit B to Registrant's definitive Proxy Statement with respect to its 1998 Annual Meeting of Shareholders.


-------------------
*  Management contract or compensatory plan or arrangement.

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

                *10(k) Amendment dated March 27, 1996 to Employment Agreement between Registrant and Frank N. Liguori, filed as Exhibit 10(k) to Registrants Annual Report on Form 10-K for the year ended December 29, 1996, is incorporated herein by reference.

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

                *10(n) Registrant's 1994 Stock Incentive Plan, as amended and restated, is incorporated by reference to Exhibit A to Registrant's definitive Proxy Statement with respect to its 1998 Annual Meeting of Shareholders.



--------------
*  Management contract or compensatory plan or arrangement.

                *10(o) Registrant's Executive Officer Bonus Plan is incorporated by reference to Exhibit C to Registrant's definitive Proxy Statement with respect to its 1994 Annual Meeting of Shareholders.

                *10(p) Registrant's Stock & Deferred Compensation Plan for
                       Non-Employee Directors is incorporated by reference to Exhibit C to Registrant's definitive Proxy Statement with respect to its 1998 Annual Meeting of Shareholders.

                 10(q) Lease Agreement dated as of April 1, 1995 between Suffolk
                       County Industrial Development Agency and OLS Holdings, Inc. covering headquarters facility at 175 Broad Hollow Road, Melville, New York, filed as Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

                 +21   Subsidiaries of Registrant.

                 +23 Consent of Coopers & Lybrand L.L.P., independent accountants.

                 +27   Financial Data Schedule.

         (b)   Reports on Form 8K

               No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

























--------------
*  Management contract or compensatory plan or arrangement.

+  Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OLSTEN CORPORATION

Date: February 27, 1998                By:/s/ Frank N. Liguori
                                          --------------------
                                          Frank N. Liguori
                                          Chairman and Chief
                                          Executive Officer

         Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 27, 1998                By: /s/ Frank N. Liguori
                                           ----------------------
                                           Frank N. Liguori
                                           Chairman and Chief
                                           Executive Officer and Director
                                           (Principal Executive Officer)

Date: February 27, 1998                By: /s/ Anthony J. Puglisi
                                           ----------------------
                                           Anthony J. Puglisi
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

Date: February 27, 1998                By: /s/ Stuart R. Levine
                                           ----------------------
                                           Stuart R. Levine
                                           Director

Date: February 27, 1998                By: /s/ John M. May
                                           ----------------------
                                           John M. May
                                           Director

Date: February 27, 1998                By: /s/ Miriam Olsten
                                           ----------------------
                                           Miriam Olsten
                                           Director

Date: February 27, 1998                By: /s/ Stuart Olsten
                                           ----------------------
                                           Stuart Olsten
                                           Director

Date: February 27, 1998                By: /s/ Richard J. Sharoff
                                           ----------------------
                                           Richard Sharoff
                                           Director

Date: February 27, 1998                By: /s/ Raymond S. Troubh
                                           ----------------------
                                           Raymond S. Troubh
                                           Director

Date: February 27, 1998                By: /s/ Josh S. Weston
                                           ----------------------
                                           Josh S. Weston
                                           Director

                     OLSTEN  CORPORATION  and  SUBSIDIARIES

                       INDEX  to  FINANCIAL   STATEMENTS


                                  ----------




                                                      Pages
                                                      -----

Consolidated Financial Statements:

  Balance Sheets as of December 28, 1997 and           F-2
    December 29, 1996

  Statements of Income for the three years             F-3
    ended December 28, 1997

  Statements of Changes in Shareholders' Equity        F-4
    for the three years ended December 28, 1997

  Statements of Cash Flows for the three            F-5 - F-6
    years ended December 28, 1997

  Notes to Consolidated Financial Statements        F-7 - F-22

  Report of Independent Accountants                    F-23

                              OLSTEN CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)               December 28, 1997       December 29, 1996
                                                   -----------------       -----------------
ASSETS
Current assets
   Cash                                                  $    84,810             $   105,725
   Receivables, less allowance for
       doubtful accounts of $25,326
       and $26,299, respectively                             847,419                 661,806
   Inventories                                                56,893                  52,440
   Prepaid expenses and other current assets                  33,822                  58,464
                                                           ---------                 -------
       Total current assets                                1,022,944                 878,435

Fixed assets, net                                            186,347                 130,021

Intangibles, principally goodwill, net of
   accumulated amortization of $102,998
   and $84,534, respectively                                 534,284                 413,549

Other assets                                                   6,626                  17,235
                                                           ---------               ---------
                                                         $ 1,750,201             $ 1,439,240
                                                           =========               =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accrued expenses                                      $   152,239             $   111,325
   Payroll and related taxes                                  86,071                  57,059
   Accounts payable                                           55,851                  58,920
   Insurance costs                                            41,270                  35,538
                                                             -------                 -------
       Total current liabilities                             335,431                 262,842

Long-term debt                                               461,178                 330,329
Other liabilities                                            111,815                  76,796
Commitments                                                       --                      --

Shareholders' equity
   Common stock $.10 par value; authorized 110,000,000
     shares; issued 68,151,708 shares and 66,652,997 shares,
     respectively                                              6,815                   6,665
   Class B common stock $.10 par value; authorized
     50,000,000 shares; issued 13,157,617 shares and
     14,086,024 shares, respectively                           1,316                   1,409
   Additional paid-in capital                                447,297                 438,956
   Retained earnings                                         390,786                 320,496
   Cumulative translation adjustment                          (4,437)                  1,747
                                                           ---------               ---------
        Total shareholders' equity                           841,777                 769,273
                                                           ---------               ---------
                                                         $ 1,750,201             $ 1,439,240
See notes to consolidated financial statements.            =========               =========

                              OLSTEN CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                          For the Three Years Ended December 28, 1997

(In thousands, except share amounts)    December 28, 1997       December 29, 1996       December 31, 1995
                                        -----------------       -----------------       -----------------

Service sales, franchise
   fees, management fees and
   other income                               $4,113,014              $3,377,729              $2,813,768

Cost of services sold                          3,016,802               2,422,160               1,956,308
                                               ---------               ---------               ---------
   Gross profit                                1,096,212                 955,569                 857,460

Selling, general and administrative
   expenses                                      914,632                 768,448                 684,848

Interest expense, net                             21,101                  12,260                   4,870

Merger, integration and other
   non-recurring charges                              --                  80,000                  12,308
                                                --------                --------                --------
   Income before income taxes and
      minority interests                         160,479                  94,861                 155,434

Income taxes                                      62,587                  38,627                  65,231
                                                --------                --------                --------
   Income before minority interests               97,892                  56,234                  90,203

Minority interests                                 4,864                   1,592                     (87)
                                                --------                --------                --------
   Net income                                 $   93,028              $   54,642              $   90,290
                                                ========                ========                ========

SHARE INFORMATION:

   Basic earnings per share:

       Net income                             $     1.15               $     .71              $     1.23
                                                ========                 =======                ========
       Average shares outstanding                 81,237                  77,362                  73,327
                                                ========                 =======                ========
   Diluted earnings per share:

       Net income                             $     1.15               $     .71              $     1.19
                                                ========                 =======                ========
       Average shares outstanding                 83,115                  82,025                  81,476
                                                ========                 =======                ========


See notes to consolidated financial statements.

                            OLSTEN CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF
                               CHANGES IN SHAREHOLDERS' EQUITY
                        For the Three Years Ended December 28, 1997

                                               Common Stock      Additional                 Cumulative
                                               ------------       paid-in      Retained    translation
(In thousands, except share amounts)        Shares      Amount    capital      earnings     adjustment      Total
                                           --------    --------  ---------    ----------   ------------    -------

Balance at January 1, 1995                51,862,106   $5,187    $302,989     $209,304       $(1,494)      $515,986

  Net income                                      --       --          --       90,290            --         90,290
  Cash dividends                                  --       --          --      (13,557)           --        (13,557)
  Translation adjustment                          --       --          --           --          (261)          (261)
  Exercise of stock options and
    employee stock purchases                 568,483       57       5,682           --            --          5,739
  Amortization of restricted stock                --       --         702           --            --            702
  Repurchase and retirement of
    common stock                            (388,020)     (39)    (12,471)          --            --        (12,510)
  Three-for-two stock split               21,444,979    2,144      (2,144)          --            --             --
                                          ----------    -----     -------      -------        ------        -------
Balance at December 31, 1995              73,487,548    7,349     294,758      286,037        (1,755)       586,389

  Net income                                      --       --          --       54,642            --         54,642
  Cash dividends                                  --       --          --      (20,183)           --        (20,183)
  Translation adjustment                          --       --          --           --         3,502          3,502
  Exercise of stock options,
    warrants and employee stock
    purchases                              1,870,185      187      20,916           --            --         21,103
  Amortization of restricted stock                --       --         952           --            --            952
  Conversion of debentures                 5,381,288      538     122,330           --            --        122,868
                                          ----------    -----     -------      -------         -----        -------
Balance at December 29, 1996              80,739,021    8,074     438,956      320,496         1,747        769,273

  Net income                                      --       --          --       93,028            --         93,028
  Cash dividends                                  --       --          --      (22,738)           --        (22,738)
  Translation adjustment                          --       --          --           --        (6,184)        (6,184)
  Exercise of stock options                  133,924       13       1,948           --            --          1,961
  Issuance of restricted stock               436,380       44       5,674           --            --          5,718
  Amortization of restricted stock                --       --         719           --            --            719
                                          ----------   ------    --------     --------       -------       --------
Balance at December 28, 1997              81,309,325   $8,131    $447,297     $390,786       $(4,437)      $841,777
                                          ==========   ======    ========     ========       =======       ========

See notes to consolidated financial statements.

                              OLSTEN CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Three Years Ended December 28, 1997
(In thousands)                     December 28, 1997     December 29, 1996     December 31, 1995
                                   -----------------     -----------------     -----------------
OPERATING ACTIVITIES:
Net income                                 $ 93,028              $ 54,642              $ 90,290
Adjustments to reconcile net
  income to net cash provided by (used in)
  operating activities:
    Depreciation and amortization            55,506                43,897                35,645
    Provision for doubtful accounts          28,605                20,342                18,193
    Deferred income taxes                    14,102                  (446)                5,009

    Changes in assets and liabilities,
      net of effects from acquisitions
      and dispositions:
        Accounts receivable                (151,140)             (127,071)              (86,904)
        Inventories, prepaid expenses
          and other current assets           11,806               (15,679)               (7,514)
        Current liabilities                  43,272                14,426                (5,210)
        Other, net                           (9,804)              (10,631)              (17,713)
    Net cash provided by (used in)           ------               --------               ------
     operating activities                    85,375               (20,520)               31,796
                                             ------               --------               ------
INVESTING ACTIVITIES:
Acquisitions of businesses including
  franchises, net of cash acquired         (149,603)             (136,218)              (90,249)
Purchases of fixed assets                   (72,795)              (47,375)              (52,865)
Disposition of fixed assets and
  businesses                                  1,834                12,381                16,141
Proceeds from sale of investment
  securities                                  9,415                   842                22,292
                                           ---------             ---------             ---------
    Net cash used in investing activities  (211,149)             (170,370)             (104,681)
                                           ---------             ---------             ---------
FINANCING ACTIVITIES:
Net proceeds from (repayment of)
  line of credit agreements                 135,437                (8,947)               56,205
Cash dividends                              (22,738)              (20,183)              (13,557)
Repayment of notes payable                   (6,816)                   --                    --
Issuances of common stock under
  stock plans                                 1,961                21,103                 5,739
Net proceeds from issuance of
  senior notes                                   --               197,224                    --
Repurchase and retirement of
  common stock                                   --                    --               (12,510)
    Net cash provided by                    -------               -------                ------
     financing activities                   107,844               189,197                35,877
                                            -------               -------                ------
Effect of exchange rate changes on cash      (2,985)                   --                    --
                                            -------               -------                ------
Net decrease in cash                        (20,915)               (1,693)              (37,008)
Cash at beginning of year                   105,725               107,418               144,426
                                            -------               -------               -------
Cash at end of year                        $ 84,810              $105,725              $107,418
                                            =======               =======               =======

                              OLSTEN CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Three Years Ended December 28, 1997
(In thousands)                     December 28, 1997     December 29, 1996     December 31, 1995
                                   -----------------     -----------------     -----------------
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash payments for interest               $ 24,415              $ 15,260              $ 11,695
  Cash payments for income taxes           $ 20,702              $ 64,073              $ 33,302

NON-CASH TRANSACTIONS:

  Assets acquired through the
    issuance of a note                     $ 19,535              $     --              $     --
  Issuance of restricted stock             $  6,437              $     --              $     --
  Conversion of debt to equity             $     --              $124,846              $     --


See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except share amounts)

Note 1.  Summary of Significant Accounting Policies

Consolidation
-------------

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company's fiscal year ends on the Sunday nearest to December 31st. Certain prior period amounts have been reclassified to conform with the current year presentation.

Revenue Recognition
-------------------

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

Estimates
---------

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

Cash
----

Cash includes equivalents which are highly liquid investments with original maturities of three months or less.

Inventories
-----------

Inventories consist primarily of biological and pharmaceutical products and supplies held for sale or distribution to patients through prescription. The Company records inventories at the lower of cost (weighted average cost) or market.

Fixed Assets
------------

Fixed assets are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement.

Intangibles
-----------

Intangibles, principally goodwill, associated with acquired businesses and the unexpired terms of acquired franchise contracts are being amortized on a straight-line basis primarily over 40 years. When events and circumstances so indicate, all long-term assets, including intangibles, are assessed for recoverability based upon undiscounted operating cash flow forecasts. No impairment losses have been recognized in any of the periods presented.

Foreign Currency Translation
----------------------------

Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses and cash flows. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of shareholders' equity.

Income Taxes
------------

The Company provides for taxes based on current taxable income and the future tax consequences of temporary differences between the financial reporting and income tax carrying values of its assets and liabilities. Under SFAS No. 109, assets and liabilities acquired in purchase business combinations are assigned their fair values, and deferred taxes are provided for lower or higher tax bases.

Earnings Per Share
------------------

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirements.

Newly Issued Accounting Standards
---------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 becomes effective in fiscal 1998. Management has not yet evaluated the effects of this change on the Company's financial statement disclosures.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 becomes effective in fiscal 1998. Management has not yet evaluated the effect of this change on the Company's financial statement disclosures.

Note 2.  Acquisitions

The Company acquired a 70 percent interest in Sogica S.A., a staffing services firm with offices in France and Spain, for a purchase price based upon a multiple of 1997 net income. In May 1997, the Company made an initial payment aggregating $77 million in cash. The Company anticipates an additional payment in the second quarter of 1998 approximating $25 million. An additional purchase price payment will be required in the year 2000, calculated based upon the average net income for the three fiscal years ended December 31, 1999. The Company is obligated in the year 2000 to purchase the remaining Sogica S.A. shares at a price to be determined by a multiple, ranging from an upper limit of 16 and a lower limit of 10, applied to average net income for the two fiscal years ended 1998 and 1999.

The Company's presence in France increased with Sogica's acquisition of five companies in the second half of 1997 for an aggregate purchase price of $9.8 million.

In January 1997, the Company completed the purchase of Vistech, Inc., an information technology staffing services company, for $17.5 million in cash. In March 1997, the Company expanded its presence in Latin America with a 51 percent purchase of Adyser, Ltda., a Chilean staffing services company, for $1.8 million in cash. The Company's financial staffing services division purchased Accountants Overload in June 1997 for $16 million in cash. During 1997, the Company acquired several other Staffing Services businesses for a total purchase price of $11 million.

During 1997, the Company acquired several traditional home care operations, providing skilled nursing services, for an aggregate purchase price of $4.8 million in cash.

During 1997, the Company's Information Technology Services' subsidiary made an additional payment of $18 million in cash pertaining to the 1996 acquisition of Systems Partners, Inc. The payment was based upon 1996 pretax income and has been recorded as goodwill.

Assets acquired and liabilities assumed for the purchase acquisitions were $237 million and $87 million, respectively. Substantially all of the purchase price of acquisitions in excess of net assets acquired was recorded as goodwill (approximately $137 million) and will be amortized over 40 years. The results of operations of the acquired companies are included in the Company's 1997 consolidated Statement of Income from the dates of acquisition. Pro forma results of operations are not presented as the pro forma impact of the purchased acquisitions, which were accounted for by the purchase method of accounting, was not significant to the Company's Financial Statements.

Note 3.  Merger, Integration and Other Non-Recurring Charges

In 1996, the Company recorded merger, integration and other non-recurring charges totalling $80 million ($48 million, net of tax), or $.59 per diluted share. These non-recurring charges before taxes consist of merger and integration charges resulting from the Quantum and Co-Counsel acquisitions of $45 million ($27 million, net of tax), and include transaction costs of $8.1 million; compensation and severance costs of $12 million; asset writedowns of $8.2 million; and integration costs of $16 million. The remaining non-recurring charges, which approximate $30 million ($18 million, net of tax), pertain to certain allowances for a change in the methodology used by Medicare for computing reimbursements in prior years related to the Company's home health care business, and Quantum's charge of $5.5 million ($3.2 million, net of tax) related to settlement of shareholder litigation. At December 28, 1997, $10 million of the allowances remained unpaid and were included in accounts receivable.

In 1995, Quantum recorded charges totalling $12 million ($7.4 million, net of tax), or $.09 per diluted share relating to a settlement associated with a State of California billing dispute of $6.3 million ($3.8 million, net of tax); a writeoff of Quantum's physician practice management business of $2.2 million ($1.3 million, net of tax); and a charge of $3.8 million ($2.3 million, net of tax) representing costs of relocating Quantum's corporate headquarters.

Note 4.  Fixed Assets, Net
                                         December 28, 1997     December 29, 1996
                                         -----------------     -----------------

Computer equipment and software                $ 160,936             $  94,004

Furniture and fixtures                            73,082                68,613

Buildings and improvements                        60,162                48,792

Machinery and equipment                           23,234                17,083
                                                ---------             ---------
                                                 317,414               228,492

Less accumulated depreciation and amortization   131,067                98,471
                                                ---------             ---------
                                               $ 186,347             $ 130,021
                                                =========             =========

Depreciation expense was approximately $35.6 million in 1997, $27.6 million in 1996 and $23.3 million in 1995.

Note 5.  Long-Term Debt
                                        December 28, 1997      December 29, 1996
                                        -----------------      -----------------
7% Senior Notes due 2006, net of
 unamortized discount                          $ 199,154              $ 199,051
4 3/4% Convertible Subordinated Debentures
 due 2000                                         86,250                 86,250

Revolving credit agreement                       175,774                 45,028
                                                ---------             ---------
                                               $ 461,178              $ 330,329
                                                =========             =========

In March 1996, the Company issued $200 million in 7% Senior Notes due 2006. The proceeds were used to repay a portion of its revolving credit facility; to expand the Company's existing office network and the types of services provided to clients, both internally and through acquisitions; and for general working capital purposes. In 1993, Quantum issued $86.3 million of 4 3/4% Convertible Subordinated Debentures maturing in 2000. The debentures are convertible into the Company's Class B common stock at $52.26 per share.

The Company has a revolving credit agreement with 11 banks, providing for up to $400 million in borrowings and letters of credit with interest rates based on the London Interbank Offered Rate (LIBOR), the United States prime rate, or the Eurocurrency rate. The agreement expires in 2001. The agreement provides for the maintenance of various financial ratios and covenants. As of December 28, 1997, there were $176 million in borrowings and $47 million in standby letters of credit outstanding.

Interest expense is net of interest income of $4.3 million in 1997, $9.1 million in 1996 and $8.2 million in 1995.

Note 6.  Legal Matters

Government Investigations

As previously reported in the Company's Form 10-Q for the quarter ended September 28, 1997, the Company continues to cooperate with the various health care investigations that are being conducted by certain governmental agencies.

The Company continues to cooperate with the Office of Investigations section of the Office of Inspector General (an agency within the U.S. Department of Health & Human Services) and the U.S. Department of Justice in connection with their investigation into the Company's preparation Medicare cost reports.

The Company also continues to cooperate with the U.S. Department of Justice and other federal agencies investigating the relationship between Columbia/HCA Healthcare Corporation and the Company in connection with the purchase, sale and operation of certain home health agencies which are now owned by Columbia/HCA and managed under contract by Olsten Health Management, a unit of Olsten Health Services that provides management services to hospital-based home health agencies.

The Company continues to cooperate with various state and federal agencies, including the U.S. Department of Justice, the Office of the Attorney General of New Mexico and the New Mexico Health Care Anti-Fraud Task Force ("Task Force"), in connection with their investigations into certain health care practices of Quantum Health Resources ("Quantum"). Among the matters into which those agencies are inquiring are allegations of improper billing and fraud against various federally-funded medical assistance programs on the part of Quantum and its post-acquisition successor, the Infusion Therapy Services division of Olsten Health Services. Most of the time period which the Company understands to be at issue in the Task Force investigation (the period between January 1992 and April
1997) predates the Company's June 1996 acquisition of Quantum.

The Company believes that certain of the government investigations referenced above may have been triggered by or given rise to lawsuits filed under federal and/or state whistleblower statutes against the Company and Quantum.

Notwithstanding the Company's continuing cooperation with the government investigations referenced above, the government may regard the Company and/or certain of its employees as subjects or targets of one or more of such investigations. If the Company were to be found to have violated the laws and regulations at issue in the government investigations, the Company could be subjected to a variety of sanctions, including substantial monetary fines, civil and/or criminal penalties and exclusion from participation in the Medicare,

Medicaid and/or CHAMPUS programs. While the Company is unable at this time to predict the ultimate outcome of the governmental investigations, any one of the foregoing sanctions could have a material adverse effect upon the Company's financial position and results of operations.

Shareholder Class Action Litigation

On April 17, 1997, a purported class action captioned Gail Weichman v. Olsten Corporation, et al., No. CV 97-1946, was filed in the United States District Court for the Eastern District of New York against the Company, Miriam Olsten, Anthony Puglisi and Frank Liguori. On August 5, 1997, another proposed class action lawsuit, captioned Esta S. Goldman v. Olsten Corporation, et al., No. CV 97-4501, was filed in the United States District Court for the Eastern District of New York against the same defendants named in the Weichman lawsuit, plus Stuart Olsten. On August 29, 1997, a third proposed class action lawsuit, captioned Elliott Waldman v. Olsten Corporation, et al., No. CV 97-5056, was filed in the United States District Court for the Eastern District of New York against the Company and each of the individual defendants listed above. On September 19, 1997, a fourth proposed class action lawsuit, captioned Michael Cannold v. Olsten Corporation, et al., No. CV 97-5408, was filed in the United States District Court for the Eastern District of New York against the Company and each of the individual defendants listed above. (The Weichman, Goldman, Waldman and Cannold lawsuits are referred to collectively herein as the "Class Actions".) Each of the Complaints in the Class Actions seeks unspecified damages in connection with alleged violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934; the Weichman Complaint also alleges violations of Sections 11 and 12 of the Securities Act of 1933. The Complaints allege that, as a result of certain material misstatements and omissions by certain of the defendants (relating, in part, to the matters at issue in the government investigations referenced above), the Company's common stock was artificially inflated during the proposed Class Period, which is defined in the Weichman Complaint as the period from May 31, 1996 through November 21, 1996, in the Waldman Complaint as the period from March 6, 1996 through August 25, 1997, and in the Goldman and Cannold Complaints as the period from March 6, 1996 through July 16, 1997. Pending before the Court are the parties' various motions relating to the (a) potential consolidation of the Class Actions, (b) appointment of a lead plaintiff and (c) selection of lead plaintiff's counsel. While the Company is unable at this time to assess the probable outcome of the Class Actions or the materiality of the risk of loss in connection therewith (given the preliminary stage of the Class Actions and the fact that the Complaints do not allege damages with any particularity), the Company believes that it acted responsibly with respect to its shareholders and intends to vigorously defend the Class Actions.

Note 7.  Lease Commitments

The Company rents certain properties under noncancellable, long-term operating leases which expire at various dates. Certain of these leases require additional payments for taxes, insurance and maintenance and, in many cases, provide for renewal options. Rent expense under all leases was $51,190 in 1997, $44,364 in 1996 and $38,338 in 1995.

Future minimum rental commitments for all noncancellable leases having a remaining term in excess of one year at December 28, 1997 are as follows:

        1998             $ 42,705
        1999               34,714
        2000               25,504
        2001               16,368
        2002               10,637
        Thereafter         33,773

Note 8.  Shareholders' Equity

Common stock consists of shares of common stock and Class B common stock as follows:

                        December 28, 1997   December 29, 1996   December 31,1995
                        -----------------   -----------------   ----------------

Common stock                 68,151,708          66,652,997         50,428,046
Class B common stock         13,157,617          14,086,024         23,059,502
                             ----------          ----------         ----------
                             81,309,325          80,739,021         73,487,548
                             ==========          ==========         ==========

Each share of Class B common stock is convertible into one share of common stock, has a par value of $.10 and is entitled to 10 votes. The Company is also authorized to issue 250,000 shares of preferred stock; no shares have been issued.

Note 9.  Stock Plans

In 1994, shareholders of the Company approved the adoption of the 1994 Stock Incentive Plan ("1994 Plan") under which an aggregate of 3 million shares of common stock were reserved for issuance upon exercise of options thereunder. These options may be awarded in the form of incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"). The option price of an ISO cannot be less than 100 percent, and the option price of the NQSO cannot be less than 85 percent, of the fair market value at the date of the grant. This plan replaced the 1984 Incentive Stock Option Plan ("1984 ISO Plan") and the 1984 Non-Qualified Stock Option Plan ("1984 NQSO Plan"), which terminated in February 1994, except as to options then outstanding. In 1995, shareholders of the Company approved amendments to the 1994 Plan which increased the maximum term of stock options granted under the 1994 Plan from five years to ten years and extended eligibility under the 1994 Plan to the Company's franchisees and licensees. Options generally become cumulatively exercisable commencing one year after grant in four equal annual installments. At December 28, 1997, there were options outstanding of 2,511,253 and 208,151 for the 1994 Plan and 1984 ISO Plan, respectively.

In 1991, shareholders of the Company approved the adoption of the Non-Qualified Stock Option Plan for Non-Employee Directors and Consultants ("Non-Employee Plan") authorizing the grant of options to outside directors and consultants to purchase up to an aggregate of 225,000 shares of common stock. In 1995, shareholders of the Company approved an amendment to the Non-Employee Plan to increase the maximum term of stock options thereafter granted under the Non-Employee Plan from five years to ten years. Under the Non-Employee Plan, options may be granted at prices not less than the fair market value at the date of grant and become exercisable no earlier than six months from the date of grant. At December 28, 1997, 141,000 options were outstanding under this plan.

Lifetime Corporation ("Lifetime"), which was merged into the Company in 1993, maintained four stock option plans, including a Non-Employee Director Stock Option Plan. Options were granted under all plans at not less than the fair market value at the date of grant. At the merger date, all of the currently vested options under these plans were exchanged for Olsten Class B common stock equal to their net economic value. Remaining outstanding options were converted to options for Olsten Class B shares and are exercisable over various periods, generally not exceeding five years from the date of grant. At December 28, 1997, 77,096 options were outstanding under the plans.

IMI Systems Inc. ("IMI"), which was acquired by the Company in 1995, maintained three stock option plans, which authorized the grant of options at not less than the fair market value at the date of grant. At the acquisition date, all outstanding options were converted to options for Olsten Class B shares and are exercisable over various periods not exceeding ten years from their date of grant. At December 28, 1997, 12,554 options were outstanding under these plans.

Quantum maintained three stock option plans. Options were granted for all plans at not less than the fair market value at the date of grant. At the acquisition date, all outstanding options were converted to options for Olsten Class B shares and became immediately exercisable. At December 28, 1997, 224,552 options were outstanding under these plans.

Co-Counsel maintained two stock option plans, including a Stock Option Plan for Non-Employee Directors. Options were granted for both plans at not less than the fair market value at the date of grant. At the acquisition date, all outstanding options were converted to options for Olsten Class B shares and became immediately exercisable. At December 28, 1997, 11,971 options were outstanding under these plans.

A summary of the Company's stock options for 1997, 1996 and 1995 is as follows:

                                 1997                  1996                 1995
                          ------------------    ------------------   -------------------
                                    Weighted              Weighted              Weighted
                                    Average               Average               Average
                                    Exercise              Exercise              Exercise
                          Shares    Price       Shares    Price      Shares     Price
                          ------    --------    ------    --------   -------    --------
Options outstanding,
 beginning of year        2,552,403   $19.31    2,290,100   $21.80   2,342,669    $17.54
  Granted                 1,122,650    19.47      878,142    14.67     900,424     24.19
  Exercised                (134,478)   13.98     (287,071)   13.04    (698,687)     7.32
  Cancelled                (353,998)   22.11     (328,768)   29.76    (254,306)    30.66
Options outstanding,     -----------  -------  -----------  -------  ----------   -------
 end of year              3,186,577   $19.27    2,552,403   $19.31   2,290,100    $21.80
                         ===========  =======  ===========  =======  ==========   =======
Options exercisable,
 end of year              1,273,757   $19.93    1,067,768   $20.73     645,113    $19.30
                         ===========  =======  ===========  =======  ==========   =======
Options available for
 grant, end of year         482,733             1,345,616            2,335,627
                         ===========           ===========          ===========
Weighted-average fair
 value of options
 granted during the year      $8.13                 $5.87                $9.41
                             =======               =======              =======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in December 1997, August 1997, 1996 and 1995, respectively: risk-free interest rates of 6, 6.3, 6.5 and 6.5 percent; dividend yield of 1 percent for all years; expected lives of six years for all; and volatility of 36, 36, 33 and 33 percent.

The following table summarizes information about stock options outstanding at December 28, 1997:

                           Options outstanding                   Options exercisable
                 ----------------------------------------   ----------------------------
                                    Weighted
                                    average      Weighted                       Weighted
                 Number             remaining    average     Number             average
Range of         outstanding at     contractual  exercise    exercisable at     exercise
exercise prices  December 28, 1997  life         price       December 28, 1997  price
---------------  -----------------  -----------  ---------   -----------------  --------
$  .86 to  1.08           5,365        1.68       $ 1.05              5,365      $ 1.05
  1.72 to  2.59           3,588        2.43         2.12              3,588        2.12
  4.99 to  7.49           9,240        5.16         5.83              7,757        5.86
  7.60 to 10.35          59,805        3.41         9.44             56,898        9.41
 12.07 to 17.67       1,071,309        6.84        15.02            547,382       15.72
 18.53 to 26.25       1,951,068        8.63        21.22            566,565       22.74
 27.80 to 41.38          57,671        6.47        31.75             57,671       31.75
 42.24 to 60.35          28,531        6.29        51.78             28,531       51.78
                 -----------------  -----------  ---------   -----------------  --------
$  .86 to 60.35       3,186,577        7.84       $19.27          1,273,757      $19.93
                 =================  ===========  =========   =================  ========

Under an Incentive Restricted Stock Plan amended in 1993 and in 1996, up to 2,062,500 shares of common stock may be granted or sold at prices less than the prevailing market price to officers, key employees and others subject to restrictions as to transfer or sale. Shares under the plan are generally subject to restrictions as to transfer which lapse ratably in three and five equal annual installments commencing one year from the date of grant, provided that recipients are continuously employed by the Company. At December 28, 1997, 758,970 shares were available for future grants.

Under an Incentive Restricted Stock Plan, the Company issued 436,380 shares of common stock to an officer pursuant to a performance award. At December 28, 1997, 286,380 shares had vested and were not subject to any restrictions. An additional 75,000 shares vested on January 4, 1998, and the remaining 75,000 shares will vest on January 4, 1999. The Company charged compensation expense over the performance award's measurement and vesting period.

Options to purchase 2,217,663, 322,952 and 1,077,988 shares of common stock at exercise prices of $18.53-$60.35, $27.80-$60.35 and $24.83-$60.35 per share were outstanding for the years ended 1997, 1996 and 1995, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

In 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized under the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                            December 28, 1997     December 29, 1996     December 31, 1995
                                            -----------------     -----------------     -----------------
                                                     $                     $                     $
Net income - as reported                           93,028                54,642                90,290
Net income - pro forma                             90,651                52,585                89,381
Basic earnings per share - as reported               1.15                   .71                  1.23
Basic earnings per share - pro forma                 1.12                   .68                  1.22
Diluted earnings per share - as reported             1.15                   .71                  1.19
Diluted earnings per share - pro forma               1.12                   .69                  1.18

The statement provides for pro forma amounts for options granted beginning in 1995; therefore, the pro forma expense will likely increase in future years as the new option grants become subject to the pricing model.

Note 10.  Income Taxes

Comparative analysis of the provisions for income taxes follows:

                     December 28, 1997    December 29, 1996    December 31, 1995
                     -----------------    -----------------    -----------------
Current
  Federal                  $34,230              $28,911              $48,687
  State and local            1,230                2,282                7,119
  Foreign                   13,025                7,880                4,416
                           -------              -------              -------
                            48,485               39,073               60,222
                           -------              -------              -------
Deferred
  Federal                   10,142                 (375)               4,226
  State and local            2,403                  (71)                 783
  Foreign                    1,557                   --                   --
                           -------              -------              -------
                            14,102                 (446)               5,009
                           -------              -------              -------
                           $62,587              $38,627              $65,231
                           =======              =======              =======

Reconciliations of the differences between income taxes computed at the Federal statutory rate and provisions for income taxes are as follows:

                             December 28, 1997   December 29, 1996   December 31, 1995
                             -----------------   -----------------   -----------------
Income taxes computed at
 Federal statutory tax rate        $56,168             $33,201             $54,402
State income taxes, net of
 Federal benefit                     2,361               1,437               5,136
Amortization of intangibles          2,843               2,680               2,365
Other, net                           1,215               1,309               3,328
                                   --------            --------            --------
                                   $62,587             $38,627             $65,231
                                   ========            ========            ========

Deferred tax assets and liabilities are as follows:

                               December 28, 1997               December 29, 1996
                               -----------------               -----------------
Deferred tax assets
  Reserves and allowances            $22,578                         $26,244
  Other                                  817                             249
                                     --------                        --------
                                      23,395                          26,493
                                     --------                        --------
Deferred tax liabilities
  Capitalized software               (14,164)                         (8,236)
  Intangible assets                   (6,684)                           (904)
  Other                               (1,299)                         (1,438)
                                     --------                        --------
                                     (22,147)                        (10,578)
                                     --------                        --------
Net deferred tax asset               $ 1,248                         $15,915
                                     ========                        ========

Note 11.  Benefit Plans for Permanent Employees

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

Company contributions under the defined contribution plans were approximately $6.9 million in 1997, $5.9 million in 1996 and $5.1 million in 1995.

Note 12.  Business Segment Information

The Company operates in two business segments:

Staffing Services
-----------------

The Company operates Olsten Staffing Services in North America, and staffing companies in 11 countries of Europe and Latin America, providing supplemental staffing for office technology; general office and administrative services; accounting and other financial services; legal, scientific, engineering and technical services; call centers; production/distribution/assembly services; training and pre-employment services; retail services; marketing support and teleservices; manufacturing, construction and industrial services; and managed services for corporations. The Company's services meet the full range of business needs, including traditional temporary help, project staffing, professional-level staffing, strategic partnerships, regular full-time hires and outsourcing. The Company's Information Technology Services operations provide services for the design, development and maintenance of information systems. The Company's Financial Staffing Services operations provide temporary, "temp-to-hire" and full-time placement of accounting and financial professionals. The Company's Legal Staffing Services operations provide temporary and full-time attorneys, paralegals and legal support staff to law firms, corporate law departments and government, as well as computerized litigation support.

Health Services
---------------

The Company operates Olsten Health Services in North America, providing home health-related services, including Network Services providing case management and care coordination for managed care organizations and self-insured employers; skilled nursing, home health aide and personal services; acute and chronic infusion therapy; physical/occupational/neurological/speech therapies; pediatric and perinatal care; disease management; and institutional, occupational and alternate site staffing, as well as marketing, distribution and staffing solutions for pharmaceutical, biotechnology and medical device firms. The Company also operates Olsten Health Management, providing management services to hospital-based home health agencies, including clinical expertise, policies and procedures, information systems, quality assurance programs and caregiver training, as well as dedicated on-site and corporate personnel.

Information about the Company's operations, net of merger, integration and other non-recurring charges of
$80 million ($1 million related to Staffing Services, $67 million related to Health Services, and $12 million related to Corporate and other) in 1996 and $12 million related to the Health Services segment in 1995, is as follows:

                               Service sales,
                               Franchise fees,
                               management fees    Income before                         Depreciation
                               and other          income taxes and      Identifiable    and             Capital
                               income             minority interests    assets          amortization    expenditures
                               ---------------    ------------------    ------------    ------------    ------------
Year ended December 28, 1997
----------------------------

Staffing Services               $ 2,668,799          $ 100,644         $   704,723       $ 16,190        $ 61,748
Health Services                   1,433,854             45,003             737,329         29,097          23,072
Corporate and other                  10,361             14,832             308,149         10,219           7,453
                                -----------          ---------         -----------       --------        --------
                                $ 4,113,014          $ 160,479         $ 1,750,201       $ 55,506        $ 92,273
                                ===========          =========         ===========       ========        ========
Year ended December 29, 1996
----------------------------

Staffing Services               $ 1,995,904           $ 80,912         $   470,342       $  8,549        $ 13,326
Health Services                   1,374,353             12,420             749,893         26,612          24,727
Corporate and other                   7,472              1,529             219,005          8,736           9,322
                                -----------           --------         -----------       --------        --------
                                $ 3,377,729           $ 94,861         $ 1,439,240       $ 43,897        $ 47,375
                                ===========           ========         ===========       ========        ========
Year ended December 31, 1995
----------------------------

Staffing Services               $ 1,434,042           $ 67,932         $   277,120       $  5,767        $ 13,725
Health Services                   1,369,382             76,368             712,050         24,883          21,523
Corporate and other                  10,344             11,134             149,240          4,995          17,617
                                -----------           --------         -----------       --------        --------
                                $ 2,813,768           $155,434         $ 1,138,410       $ 35,645        $ 52,865
                                ===========           ========         ===========       ========        ========

Financial information, summarized by geographic area, net of merger, integration and other non-recurring charges of $80 million in 1996 and $12 million in 1995, both reflected in the United States results, is as follows:

                                 Service sales,
                                 franchise fees,     Income before
                                 management fees,    income taxes and      Identifiable
                                 and other income    minority interests    assets
                                 ----------------    ------------------    ------------
Year ended December 28, 1997
----------------------------

United States                     $3,265,029          $ 123,609             $1,332,923
Europe                               627,852             29,165                352,176
Canada                               141,192              7,099                 36,772
Latin America                         78,941                606                 28,330
                                  ----------          ---------             ----------
                                  $4,113,014          $ 160,479             $1,750,201
                                  ==========          =========             ==========
Year ended December 29, 1996
----------------------------

United States                     $2,845,983          $  67,473             $1,209,844
Europe                               366,501             22,295                181,375
Canada                               115,314              4,586                 28,942
Latin America                         49,931                507                 19,079
                                  ----------          ---------             ----------
                                  $3,377,729          $  94,861             $1,439,240
                                  ==========          =========             ==========
Year ended December 31, 1995
----------------------------

United States                     $2,556,625          $ 142,682             $1,034,532
Europe                               171,360             12,883                 80,892
Canada                                77,330                355                 17,226
Latin America                          8,453               (486)                 5,760
                                  ----------          ---------             ----------
                                  $2,813,768          $ 155,434             $1,138,410
                                  ==========          =========             ==========

Note 13. Quarterly Financial Information (Unaudited)

                                                   First           Second          Third           Fourth
                                                   Quarter         Quarter         Quarter         Quarter
                                                   -------         -------         -------         -------
Year ended December 28, 1997
                                                      $               $               $               $
   Service sales, franchise fees,
      management fees and other income             950,851         1,014,387       1,063,281       1,084,495

   Gross profit                                    254,959           270,182         283,335         287,736

   Net income                                       19,167            25,329          25,257          23,275

   SHARE INFORMATION:

       Basic earnings per share                        .24               .31             .31             .29

       Diluted earnings per share                      .24               .31             .31             .29


Year ended December 29, 1996

   Service sales, franchise fees,
      management fees and other income             766,043           804,343         876,369         930,974

   Gross profit                                    231,248           238,224         246,406         239,691

   Net income (loss)                                21,425            29,765         (13,098)         16,550

   SHARE INFORMATION:

      Basic earnings (loss) per share                  .29               .39            (.17)            .21

      Diluted earnings (loss) per share                .28               .37            (.17)            .21

The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS No. 128.

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Olsten Corporation:

We have audited the accompanying consolidated balance sheets of Olsten Corporation and Subsidiaries as of December 28, 1997 and December 29, 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Olsten Corporation and Subsidiaries as of December 28, 1997 and December 29, 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles.


Coopers & Lybrand L.L.P.


New York, New York
February 4, 1998

                             EXHIBIT INDEX
                             -------------

Exhibit No.                   Description                         How Filed
-----------                   -----------                         ---------

  3(a)        Restated Certificate of Incorporation of          Incorporated by
              Registrant, as amended, filed as Exhibit          reference
              4.1 to Registrant's Registration Statement on Form S-8 (File No. 33-61761), is incorporated herein by reference.

  3(b)        By-Laws of Registrant, filed as Exhibit 3(b)      Incorporated by
              to Registrant's Annual Report on Form 10-K        reference
              for the year ended January 2, 1994, are
              incorporated herein by reference.

  4(a)        Restated Certificate of Incorporation of          Incorporated by
              Registrant, as amended, filed as Exhibit 3(a).    reference

  4(b)        By-Laws of Registrant, filed as Exhibit 3(b).     Incorporated by
                                                                reference

  4(c)        Indenture dated as of March 15, 1996 between      Incorporated by
              Registrant and First Union National Bank, as      reference
              Trustee, relating to Registrant's 7% Senior
              Notes due 2006, filed as Exhibit 4 to
              Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

  4(d)        Form of Indenture dated as of October 8, 1993     Incorporated by
              between Quantum Health Resources, Inc. and        reference
              First Trust National Association, as Trustee, relating to 4% Convertible Subordinated
              Debentures Due 2000 of Quantum Health
              Resources, Inc., filed as Exhibit 4.1 to
              Registration Statement on Form S-3
              (Reg. No. 33-69088) of Quantum Health
              Resources, Inc., is incorporated herein by reference.

  4(e)        Supplemental Indenture dated as of June 28,       Incorporated by
              1996 between Quantum Health Resources, Inc.       reference
              and First Trust National Association, as
              Trustee, filed as Exhibit 4(e) to Registrant's
              Annual Report on Form 10-K for the year ended
              December 29, 1996, is incorporated herein by reference.

 *10(a)       Registrant's 1984 Incentive Stock Option Plan,    Incorporated by
              as amended, filed as Exhibit 10(a) to             reference
              Registrant's Annual Report on Form 10-K for
              the year ended January 2, 1994, is incorporated
              herein by reference.
-------------------
*  Management contract or compensatory plan or arrangement.

                             EXHIBIT INDEX
                             -------------

Exhibit No.                   Description                         How Filed
-----------                   -----------                         ---------

 *10(b)       Registrant's Incentive Restricted Stock Plan,     Incorporated by
              as amended, filed as Exhibit 10(e) to             reference
              Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

 *10(c)       Form of agreement under Registrant's Incentive    Incorporated by
              Restricted Stock Plan, filed as Exhibit 10(g)     reference
              to Registrant's Annual Report on Form 10-K for the year ended December 30, 1990, is incorporated herein by reference.

  10(d)       Credit Agreement dated as of August 9, 1996       Incorporated by
              among Registrant, the Banks signatory thereto     reference
              and The Chase Manhattan Bank, as Agent,
              covering $400 million credit facility, filed as Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

  10(d)(1)    Amendment No. 1 dated as of August 27, 1997 to    Incorporated by
              Credit Agreement dated as of August 9, 1996       reference
              among Registrant, the Banks signatory thereto and The Chase Manhattan Bank, as Agent, filed as Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September
              28, 1997, is incorporated herein by reference.

 *10(e)       Registrant's 1990 Non-Qualified Stock Option      Incorporated by
              Plan for Non-Employee Directors and               reference
              Consultants, as amended and restated, is incorporated by reference to Exhibit B to Registrant's definitive Proxy Statement with respect to its 1998 Annual Meeting of Shareholders.

 *10(f)       Registrant's Supplemental Retirement Plan for     Incorporated by
              Key Executives filed as Exhibit 10(k) to          reference
              Registrant's Annual Report on Form 10-K for the year ended January 3, 1993, is incorporated herein by reference.

 *10(g)       Registrant's Executive Voluntary Deferred         Incorporated by
              Compensation Plan and Trust Agreement between     reference
              Registrant and Prudential Trust Company, filed
              as Exhibit 10(k) to Registrant's Annual Report
              on Form 10-K for the year ended January 2,
              1994, is incorporated herein by reference.
-------------------
*  Management contract or compensatory plan or arrangement.

                             EXHIBIT INDEX
                             -------------

Exhibit No.                   Description                         How Filed
-----------                   -----------                         ---------

 *10(h)       Registrant's Retirement Plan for Outside          Incorporated by
              Directors and Consultants, filed as Exhibit       reference
              10(l) to Registrant's Annual Report on Form
              10-K for the year ended January 2, 1994, is incorporated herein by reference.

 *10(i)       Registrant's Deferred Compensation Plan for       Incorporated by
              Outside Directors, filed as Exhibit 10(m) to      reference
              Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

 *10(j)       Employment Agreement dated March 28, 1994         Incorporated by
              between Registrant and Frank N. Liguori,          reference
              filed as Exhibit 10(q) to Registrant's Annual
              Report on Form 10-K for the year ended January
              2, 1994, is incorporated herein by reference.

 *10(k)       Amendment dated March 27, 1996 to Employment      Incorporated by
              Agreement between Registrant and Frank N.         reference
              Liguori, filed as Exhibit 10(k) to Registrant's
              Annual Report on Form 10-K for the year ended
              December 29, 1996, is incorporated herein by reference.

 *10(l)       Agreement dated November 8, 1993 between          Incorporated by
              Registrant and Frank N. Liguori covering          reference
              incentive award under Incentive Restricted
              Stock Plan and amendment thereto dated March
              27, 1994, filed as Exhibit 10(r) to
              Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, incorporated herein by reference.

 *10(m)       Form of change in control agreement between       Incorporated by
              Registrant and each of Robert A. Fusco,           reference
              Richard A. Piske, III and Anthony J. Puglisi, filed as Exhibit 10(o) to Registrant's Annual
              Report on Form 10-K for the year ended January
              1, 1995, is incorporated herein by reference.

 *10(n)       Registrant's 1994 Stock Incentive Plan, as        Incorporated by
              amended and restated, is incorporated by          reference
              reference to Exhibit A to Registrant's
              definitive Proxy Statement with respect to its 1998 Annual Meeting of Shareholders.



-------------------
*  Management contract or compensatory plan or arrangement.

                             EXHIBIT INDEX
                             -------------

Exhibit No.                   Description                         How Filed
-----------                   -----------                         ---------

 *10(o)       Registrant's Executive Officer Bonus Plan is      Incorporated by
              incorporated by reference to Exhibit C to         reference
              Registrant's definitive Proxy Statement with respect to its 1994 Annual Meeting of Shareholders.

  *10(p)      Registrant's Stock & Deferred Compensation        Incorporated by
              Plan for Non-Employee Directors is incorporated   reference
              by reference to Exhibit C to Registrant's definitive Proxy Statement with respect to its 1998 Annual Meeting of Shareholders.

  10(q)       Lease Agreement dated as of April 1, 1995         Incorporated by
              between Suffolk County Industrial Development     reference
              Agency and OLS Holdings, Inc. covering
              headquarters facility at 175 Broad Hollow Road,
              Melville, New York, filed as Exhibit 10(t) to
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

  21          Subsidiaries of Registrant.                       Filed herewith

  23          Consent of Coopers & Lybrand L.L.P.,              Filed herewith
              independent accountants.

  27          Financial Data Schedule.                          Filed herewith






















-------------------
*  Management contract or compensatory plan or arrangement.