Form 10-K/A
period 1997-12-28
OLSTEN CORP
filed 1998-04-01
CIK 74386

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

                       Commission File No. 0-3532


                              OLSTEN CORPORATION
            -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                     DELAWARE                      13-2610512
        -------------------------------         ----------------
        (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)        Identification No.)


          175 Broad Hollow Road, Melville, New York  11747-8905
        --------------------------------------------------------
        (Address of principal executive offices)      (Zip Code)

   Registrant's telephone number, including area code:  (516) 844-7800
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
                            (Title of class)

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules,
-------         ---------------------------------------
                and Reports on Form 8-K.
                -----------------------

              (a)(3)   Exhibits:

                       *27     Financial Data Schedule.










































-----------------------
*Filed herewith.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      OLSTEN CORPORATION
                                         (REGISTRANT)

 Date: April 1, 1998                  By:/s/ Laurin L. Laderoute, Jr.
                                         ----------------------------
                                         Laurin L. Laderoute, Jr.
                                         Vice President