Form 10-Q
period 1998-03-29
OLSTEN CORP
filed 1998-05-13
CIK 74386

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

----- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
| X |                       EXCHANGE ACT OF 1934
-----
For the quarterly period ended  March 29, 1998
                                --------------

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

                                           YES      X       NO
                                              -------------   ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at May 8, 1998
------------------------------------        ------------------------------
Common Stock, $.10 par value                          68,164,160 shares
Class B Common Stock, $.10 par value                  13,150,228 shares

                                   INDEX
                                  -------




                                                                       Page No.
                                                                      ---------
PART I -  FINANCIAL INFORMATION


 Item 1.  Financial Statements

          Consolidated Balance Sheets -
          March 29, 1998 (Unaudited) and December 28, 1997                2

          Consolidated Statements of Income (Unaudited) -
          Quarters Ended March 29, 1998 and March 30, 1997,
          respectively                                                    3

          Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended March 29, 1998
          and March 30, 1997, respectively                                4

          Notes to Consolidated Financial Statements
          (Unaudited)                                                   5 - 6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 7 - 8



PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                               9

 Item 5.  Other Information                                             9 - 10

 Item 6.  Exhibits and Reports on Form 8-K                                11



SIGNATURES                                                                12

                           PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
        ---------------------

                                Olsten Corporation
                            Consolidated Balance Sheets
                        (In thousands, except share amounts)

                                        March 29, 1998     December 28, 1997
   ASSETS                               --------------     -----------------
                                            (Unaudited)
   CURRENT ASSETS:
     Cash                                   $   29,910          $   84,810
     Receivables, net                          855,929             847,419
     Other current assets                       93,672              90,715
                                             ----------          ----------
      Total current assets                     979,511           1,022,944

   FIXED ASSETS, NET                           187,673             186,347

   INTANGIBLES, NET                            557,161             534,284

   OTHER ASSETS                                 10,710               6,626
                                             ----------          ----------
                                            $1,735,055          $1,750,201
                                             ==========          ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accrued expenses                       $  180,992          $  152,239
     Payroll and related taxes                  87,081              86,071
     Accounts payable                           44,407              55,851
     Insurance costs                            30,878              41,270
                                              ---------          ----------
      Total current liabilities                343,358             335,431

   LONG-TERM DEBT                              447,333             461,178

   OTHER LIABILITIES                            96,513             111,815

   SHAREHOLDERS' EQUITY:
     Common stock $.10 par value; authorized
       110,000,000 shares; issued 68,161,849
       and 68,151,708 shares, respectively       6,816               6,815
     Class B common stock $.10 par value;
       authorized 50,000,000 shares; issued
       13,151,760 and 13,157,617 shares,
       respectively                              1,315               1,316
     Additional paid-in capital                447,292             447,297
     Retained earnings                         397,898             390,786
     Accumulated other comprehensive income     (5,470)             (4,437)
                                             ----------          ----------
       Total shareholders' equity              847,851             841,777
                                             ----------          ----------
                                            $1,735,055          $1,750,201
                                             ==========          ==========

   See notes to consolidated financial statements.

                                Olsten Corporation
                        Consolidated Statements of Income
                       (In thousands, except share amounts)
                                    (Unaudited)
                                                                    First Quarter Ended
                                                                    -------------------

                                                                March 29,           March 30,
                                                                  1998                1997
                                                                ---------           --------
 Service sales, franchise fees, management fees and
   other income                                                 $1,049,942          $950,851

 Cost of services sold                                             783,885           695,892
                                                                 ----------         ---------
   Gross profit                                                    266,057           254,959

 Selling, general and administrative expenses                      236,860           218,971

 Interest expense, net                                               5,906             4,148
                                                                  ---------         ---------
   Income before income taxes and minority interests                23,291            31,840

 Income taxes                                                        9,026            12,418
                                                                  ---------         ---------
   Income before minority interests                                 14,265            19,422

 Minority interests                                                  1,464               255
                                                                 ----------         ---------
   Net income                                                   $   12,801         $  19,167
                                                                 ==========         =========


 SHARE INFORMATION:

  Basic earnings per share:

   Net income                                                   $     .16           $    .24
                                                                ==========          =========
   Average shares outstanding                                      81,312             81,161
                                                                ==========          =========

  Diluted earnings per share:

   Net income                                                   $     .16           $    .24
                                                                ==========          =========
   Average shares outstanding                                      81,467             83,012
                                                                ==========          =========


 See notes to consolidated financial statements.

                                Olsten Corporation
                       Consolidated Statements of Cash Flows
                                   (In thousands)
                                     (Unaudited)

                                                     Three Months Ended
                                                     ------------------

                                                March 29, 1998    March 30, 1997
                                                --------------    --------------
    OPERATING ACTIVITIES:
      Net income                                   $  12,801       $  19,167
      Adjustments to reconcile net income to net
        cash used in operating activities:
         Depreciation and amortization                14,541          12,097

         Changes in assets and liabilities,
          net of effects from acquisitions
          and dispositions:
            Accounts receivable and other
             current assets                          (15,703)        (45,514)
            Current liabilities                      (17,307)         (2,190)
            Other, net                               (10,551)         (2,833)
                                                    ---------       ---------
    NET CASH USED IN OPERATING  ACTIVITIES           (16,219)        (19,273)
                                                    ---------       ---------
    INVESTING ACTIVITIES:
        Purchases of fixed assets                    (13,048)        (20,729)
        Acquisitions of businesses including
          franchises, net of cash acquired            (2,306)        (27,492)
        Sale of investment securities                     --           9,415
                                                    ---------       ---------
    NET CASH USED IN INVESTING ACTIVITIES            (15,354)        (38,806)
                                                    ---------       ---------
    FINANCING ACTIVITIES:
        Net repayment of line of credit agreements   (10,000)         (4,786)
        Repayment of notes payable                    (6,202)             --
        Cash dividends                                (5,689)         (5,680)
        Issuances of common stock under stock plans       54             377
                                                    ---------       ---------
    NET CASH USED IN FINANCING  ACTIVITIES           (21,837)        (10,089)
                                                    ---------       ---------
    EFFECT OF EXCHANGE RATE CHANGES ON CASH           (1,490)             --
                                                    ---------       ---------
    NET DECREASE IN CASH                             (54,900)        (68,168)

    CASH AT BEGINNING OF PERIOD                       84,810         105,725
                                                    ---------       ---------
    CASH AT END OF PERIOD                         $   29,910       $  37,557
                                                    =========       =========
    NON-CASH TRANSACTIONS:
        Assets acquired through the issuance
          of a note                               $      --        $  19,535
        Issuance of restricted stock              $      --        $   6,437

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


2. Interest Expense, Net
   ---------------------

   Interest expense, net, consists primarily of interest on long-term debt for the quarter of $6.8 million in 1998 and $6 million in 1997, offset by interest income from investments of $900 thousand and $2 million for 1998 and 1997, respectively.


3. Acquisitions
   ------------

   Under the terms of the 1997 purchase agreement for Sogica S.A., an additional payment of $31 million related to their 1997 results of operations was paid in the second quarter of 1998 and is included in accrued expenses as of March 29, 1998.

   During the first three months of 1998, the Company purchased various businesses which were accounted for by the purchase method of accounting. The aggregate cash outlay for these acquisitions was $2.3 million.

4. Adoption of SFAS 130, "Reporting Comprehensive Income"
   ------------------------------------------------------

   As of December 29, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

   During the first quarter of 1998 and 1997, total comprehensive income amounted to $11.8 million and $20.1 million, respectively.

5. Subsequent Event
   ----------------

In May 1998, the Company's wholly-owned Dutch subsidiary, Olsten International B.V., was the issuer in a public offering of 800 million French franc (approximately U.S. $133 million) 6 percent Euronotes due 2008, which are fully guaranteed by the Company. The net proceeds of the debt offering will be used to repay existing indebtedness and for general financing purposes of the issuer and its related companies.

Item 2.  Management's Discussion and Analysis of Financial Condition and
        -----------------------------------------------------------------
         Results of Operations.
        -----------------------

Results of Operations
----------------------

Net income for the first quarter of 1998 decreased 33 percent to $12.8 million, or $.16 per share, compared to $19.2 million, or $.24 per share for last year's first quarter.

Revenues increased $99 million or 10 percent to $1.05 billion for the first quarter, as compared to $951 million for last year's first quarter.

Staffing Services reported increased revenues of 22 percent to $716 million for the first quarter over last year's first quarter of $587 million. Acquisitions accounted for approximately 13 percent of the first quarter revenue growth, European operations contributed 4 percent, with the remaining 5 percent primarily attributable to internal growth in North American information technology and professional services operations, while traditional services were relatively flat.

Health Services' revenues declined 8 percent to $332 million for the first quarter compared to $359 million for the same period in 1997. The decline in Health Services' revenues was due to decreases in both Medicare nursing visits and in management fees generated by hospital-based home health agencies. The recently enacted Medicare Interim Payment System, continued Federal Government focus on the home care industry and the reluctance of physicians to refer patients to home care have negatively impacted the Medicare segment of both businesses. An overall increase in Network Services, Infusion Services and other Health Services' business lines partly offset the above.

Cost of services sold increased $88 million, or 12.6 percent, to $784 million for the first quarter of 1998 from $696 million for the same period in 1997 due primarily to the growth in revenues. Gross profit margins, as a percentage of revenues, decreased to 25.3 percent for the first quarter from 26.8 percent for last year's first quarter. Staffing Services' gross profit margin increased primarily as a result of profit improvements in Europe, with improved utilization and bill rates, particularly in Germany, offset by a decline in the U.S. Information Technology division related to an increased level of large contracts which are at lower margins. Health Services' gross profit margin decreased due to the decline in Medicare and health management volume and increased costs related to the servicing of capitated contracts.

Selling, general and administrative expenses increased $18 million, or 8.2 percent, to $237 million for the first quarter from $219 million for the same period in 1997. The increase in the quarter results from significant investments in new systems, infrastructure, development of professional services divisions and the inclusion in our first quarter of 1998 Sogica S.A. results, which was acquired in the second quarter of 1997. As a percentage of revenues, such expenses were essentially flat at 23 percent compared to last year's first quarter

Net interest expense was $5.9 million and $4.1 million for the first quarters of 1998 and 1997, respectively. Net interest primarily reflected borrowing costs on long-term debt offset by interest income on investments. The increase resulted from interest expense incurred as the Company continued to fund its acquisition program.

Liquidity and Capital Resources
--------------------------------

Working capital decreased from $688 million at December 28, 1997 to $636 million at March 29, 1998. Cash decreased $55 million primarily as a result of a $10 million pay down of line of credit agreements; $13 million for capital expenditures and a $16 million decrease in cash from operations. Accounts receivable and other current assets increased $16 million for the three months. This increase is primarily attributed to revenue growth, as well as consolidated billing requirements of large corporate accounts in the staffing services division, coupled with revenue growth of managed care and infusion therapy accounts, which impacted the timing of the collection process.

In May 1998, the Company's wholly-owned Dutch subsidiary, Olsten International B.V., was the issuer in a public offering of 800 million French franc (approximately U.S. $133 million), 6 percent Euronotes due 2008, which are fully guaranteed by the Company. The net proceeds of the debt offering will be used to repay existing indebtedness and for general financing purposes of the issuer and its related companies.

The Company has a revolving credit agreement with a consortium of eleven banks for up to $400 million in borrowings and letters of credit. As of March 29, 1998, there were $162 million in borrowings outstanding and $47 million in standby letters of credit. The Company has invested available funds in short-term, interest-bearing investments. The Company believes that its levels of working capital, liquidity and available sources of funds are sufficient to support present operations and to continue to fund future growth and business opportunities as the Company increases its scope of services.


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

                                PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        ------------------

        By Order of the Magistrate Judge dated May 4, 1998 (the "Order"), the United States District Court for the Eastern District of New York consolidated the four previously disclosed purported class action lawsuits pending against Olsten and certain of its officers and directors, Weichman v. Olsten Corporation, et al., No. CV 97-1946; Goldman v. Olsten Corporation, et al., No. CV 97-4501; Waldman v. Olsten Corporation, et al., No. CV 97-5056; and Cannold v. Olsten Corporation, et al., No. CV 97-5408. (The Weichman, Goldman, Waldman and Cannold lawsuits are referred to collectively herein as the "Class Action.") The Order also appointed a Lead Plaintiff, selected Plaintiffs' Lead Counsel and directed the Lead Plaintiff to file a Consolidated Amended Complaint within 21 days of the entry of the Order. It is possible that one or more of the parties to the Class Action will object to part or all of the Order and petition the United States District Judge to review the Order. While the Company is unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss in connection therewith (given the preliminary stage of the Class Action and the fact that the Consolidated Amended Complaint has not yet been served), the Company believes that it acted responsibly with respect to its shareholders and intends to vigorously defend the Class Action.

Item 5. Other Information.
        ------------------

        The Company's home health care business is subject to extensive federal and state regulations which govern, among other things, Medicare, Medicaid, CHAMPUS and other government-funded reimbursement programs, reporting requirements, certification and licensure standards for certain home health agencies and, in some cases, certificate-of-need and pharmacy-licensing requirements. The Company is also subject to a variety of federal and state regulations which prohibit fraud and abuse in the delivery of health care services, including, but not limited to, prohibitions against the offering or making of direct or indirect payments for the referral of patients. As part of the extensive federal and state regulation of the Company's home health care business, the Company is subject to periodic audits, examinations and investigations conducted by or at the direction of governmental investigatory and oversight agencies. Violation of the applicable federal and state regulations can result in a health care provider's being excluded from participation in the Medicare, Medicaid and/or CHAMPUS programs, and can subject the provider to civil and/or criminal penalties.

        The Company continues to cooperate with the previously disclosed health care industry investigations being conducted by certain governmental agencies (collectively, the "Heathcare Investigations").

        Among the Healthcare Investigations with which Olsten continues to cooperate is that being conducted into the Company's preparation of Medicare cost reports by the Office of Investigations section of the Office of Inspector General (an agency within the U.S. Department of Health & Human Services) and the U.S. Department of Justice.

        The Company also continues to cooperate with the U.S. Department of Justice and other federal agencies investigating the relationship between Columbia/HCA Healthcare Corporation and Olsten in connection with the purchase, sale and operation of certain home health agencies which are now owned by Columbia/HCA and managed under contract by Olsten Health Management, a unit of Olsten Health Services that provides management services to hospital-based home health agencies.

        Olsten continues to cooperate with various state and federal agencies, including the U.S. Department of Justice, the Office of the Attorney General of New Mexico and the New Mexico Health Care Anti-Fraud Task Force ("Task Force"), in connection with their investigations into certain health care practices of Quantum Health Resources ("Quantum"). Among the matters into which those agencies are inquiring are allegations of improper billing and fraud against various federally-funded medical assistance programs on the part of Quantum and its post-acquisition successor, the Infusion Therapy Services division of Olsten Health Services. Most of the time period which the Company understands to be at issue in the Task Force investigation predates Olsten's June 1996 acquisition of Quantum.

        The Company believes that certain of the Healthcare Investigations may have been triggered by or given rise to lawsuits under federal and/or state whistleblower statutes against Olsten and/or Quantum.

        Notwithstanding the Company's continuing cooperation with the Healthcare Investigations, Olsten has been notified that it is a target of a federal grand jury investigation by the U.S. Attorney's Office for the Southern District of Florida, which investigation Olsten believes focuses upon the Company's above-referenced relationship with Columbia/HCA in connection with the purchase, sale and operation of certain home health agencies. In addition to the U.S. Attorney's Office for the Southern District of Florida, other agencies of the federal and/or state governments may regard the Company and/or certain of its employees as subjects or targets of one or more of the other Healthcare Investigations. If Olsten were to be found to have violated the laws and regulations at issue in the Healthcare Investigations, the Company could be subjected to a variety of sanctions, including substantial monetary fines, civil and/or criminal penalties and exclusion from participation in the Medicare, Medicaid and/or CHAMPUS programs. While the Company is unable at this time to predict the ultimate outcome of the Healthcare Investigations, any one of the foregoing sanctions could have a material adverse effect upon the Company's financial position and results of operations.

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

        (a)   The following exhibits are filed herewith:

              Exhibit 10 - Amendment  No. 2, dated as of February 24,  1998,  to
                           Credit Agreement, dated as of August 9, 1996, as amended, among the Company, the Banks signatory thereto and The Chase Manhattan Bank, as Agent, covering $400 million credit facility.

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













                                OLSTEN CORPORATION
                                   (REGISTRANT)





Date:  May 13, 1998              /s/ Frank N. Liguori
                                 --------------------
                                 Frank N. Liguori
                                 Chairman and Chief
                                 Executive Officer



Date:  May 13, 1998              /s/ Anthony J. Puglisi
                                 ----------------------
                                 Anthony J. Puglisi
                                 Senior Vice President and
                                 Chief Financial Officer