Form 10-Q
period 1998-06-28
OLSTEN CORP
filed 1998-08-12
CIK 74386

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1998

                           Commission File No. 0-3532

                               OLSTEN CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                13-2610512
         --------                                                ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)



175 Broad Hollow Road, Melville, New York                        11747-8905
-----------------------------------------                        ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (516) 844-7800
                                                   --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         YES  X           NO
                                                             ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at August 6, 1998
------------------------------------          -----------------------------
Common Stock, $.10 par value                                   68,022,910 shares
Class B Common Stock, $.10 par value                           13,301,733 shares

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------
PART I -        FINANCIAL INFORMATION


 Item 1. Financial Statements

         Consolidated Balance Sheets - June 28, 1998 (Unaudited) and
         December 28, 1997                                                2

         Consolidated Statements of Income (Unaudited) - Quarters and Six
         Months Ended June 28, 1998 and June 29, 1997, respectively       3

         Consolidated Statements of Cash Flows (Unaudited) - Six Months
         Ended June 28, 1998 and June 29, 1997, respectively              4

         Notes to Consolidated Financial Statements (Unaudited)           5-6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                            7-9



PART II -       OTHER INFORMATION


 Item 1. Legal Proceedings                                                10

 Item 4. Submission of Matters to a Vote of Security Holders              10-11

 Item 5. Other Information                                                11-13

 Item 6. Exhibits and Reports on Form 8-K                                 13



SIGNATURES                                                                14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
                               Olsten Corporation
                          Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                               June 28, 1998   December 28, 1997
                                               -------------   -----------------
ASSETS                                          (Unaudited)

CURRENT ASSETS:
 Cash                                            $   18,366          $   84,810
 Receivables, net                                   918,803             847,419
 Other current assets                                92,214              90,715
                                                  ---------           ---------
   Total current assets                           1,029,383           1,022,944

FIXED ASSETS, NET                                   197,457             186,347

INTANGIBLES, NET                                    575,343             534,284

OTHER ASSETS                                          9,556               6,626
                                                  ---------           ---------
                                                 $1,811,739          $1,750,201
                                                  =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accrued expenses                                $  170,156          $  152,239
 Payroll and related taxes                          100,675              86,071
 Accounts payable                                    64,950              55,851
 Insurance costs                                     35,939              41,270
                                                  ---------           ---------
   Total current liabilities                        371,720             335,431

LONG-TERM DEBT                                      534,501             461,178

OTHER LIABILITIES                                    99,713             111,815

SHAREHOLDERS' EQUITY:
 Common stock $.10 par value;
  authorized 110,000,000 shares;
  issued 68,020,850 and 68,151,708
  shares, respectively                                6,802               6,815
 Class B common stock $.10 par value;
  authorized 50,000,000 shares;
  issued 13,303,790 and 13,157,617
  shares, respectively                                1,330               1,316
 Additional paid-in capital                         447,442             447,297
 Retained earnings                                  358,744             390,786
 Accumulated other comprehensive income              (8,513)             (4,437)
                                                  ---------           ---------
   Total shareholders' equity                       805,805             841,777
                                                  ---------           ---------
                                                 $1,811,739          $1,750,201
                                                  =========           =========

See notes to consolidated financial statements.

                               Olsten Corporation
                       Consolidated Statements of Income
                      (In thousands, except share amounts)
                                  (Unaudited)
                                                   Second Quarter Ended            Six Months Ended
                                                 ------------------------      ------------------------
                                                 June 28,        June 29,      June 28,       June 29,
                                                   1998            1997          1998           1997

Service sales, franchise fees,
 management fees and other income                $1,126,142     $1,014,387     $2,176,084     $1,965,238

Cost of services sold                               883,017        744,205      1,666,902      1,440,097
                                                  ---------      ---------      ---------      ---------
 Gross profit                                       243,125        270,182        509,182        525,141

Selling, general and administrative
 expenses                                           286,591        221,756        523,451        440,727

Interest expense, net                                 7,476          5,201         13,382          9,349
                                                  ---------      ---------      ---------      ---------
 Income (loss) before income taxes and
  minority interests                                (50,942)        43,225        (27,651)        75,065

Income tax charge (benefit)                         (19,740)        16,858        (10,714)        29,276
                                                  ---------      ---------      ---------      ---------
 Income (loss) before minority interests            (31,202)        26,367        (16,937)        45,789

Minority interests                                    2,262          1,038          3,726          1,293
                                                  ---------      ---------      ---------      ---------
 Net income (loss)                               $  (33,464)    $   25,329     $  (20,663)    $   44,496
                                                  =========      =========      =========      =========


SHARE INFORMATION:

 Basic earnings (loss) per share:

   Net income (loss)                             $     (.41)    $      .31     $     (.25)    $      .55
                                                  =========      =========      =========      =========

   Average shares outstanding                        81,346         81,212         81,361         81,186
                                                  =========      =========      =========      =========

 Diluted earnings (loss) per share:

   Net income (loss)                                   (.41)           .31           (.25)           .55
                                                  =========      =========      =========      =========

   Average shares outstanding                        81,346         83,127         81,361         83,070
                                                  =========      =========      =========      =========



See notes to consolidated financial statements.

                               Olsten Corporation
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)
                                                                      Six Months Ended
                                                            ------------------------------------
                                                             June 28, 1998        June 29, 1997
                                                            ---------------      ---------------
OPERATING ACTIVITIES:
Net income (loss)                                           $  (20,663)          $   44,496
 Adjustments to reconcile net income
 (loss)to net cash used in operating activities:
  Depreciation and amortization                                 32,512               25,161
  Changes in assets and liabilities,
   net of effects from acquisitions and dispositions:
    Accounts receivable and other current assets               (70,907)             (95,579)
    Current liabilities                                         41,803                5,221
    Other, net                                                  (8,775)               4,871
                                                              --------              -------
NET CASH USED IN OPERATING ACTIVITIES                          (26,030)             (15,830)
                                                              --------              -------
INVESTING ACTIVITIES:
 Acquisitions of businesses including franchises, net of
  cash acquired                                                (60,408)            (106,492)
 Purchases of fixed assets                                     (35,146)             (38,192)
 Sale of investment securities                                      --                9,415
                                                              --------              -------
NET CASH USED IN INVESTING ACTIVITIES                          (95,554)            (135,269)
                                                              --------              -------
FINANCING ACTIVITIES:
 Net proceeds from issuance of notes                           133,806                   --
 Net(repayments of) proceeds from line of credit agreements    (60,862)              79,746
 Cash dividends                                                (11,378)             (11,362)
 Repayment of notes payable                                     (6,202)                  --
 Issuances of common stock under stock plans                        54                  681
                                                              --------              -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       55,418               69,065
                                                              --------              -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (278)                  --
                                                              --------              -------
NET DECREASE IN CASH                                           (66,444)             (82,034)

CASH AT BEGINNING OF PERIOD                                     84,810              105,725
                                                              --------              -------
CASH AT END OF PERIOD                                       $   18,366           $   23,691
                                                              ========              =======
NON-CASH TRANSACTIONS:
 Assets acquired through the issuance of a note             $      --            $   19,535
 Issuance of restricted stock                               $      --            $    6,437





See notes to consolidated financial statements.

                               Olsten Corporation
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.      Accounting Policies
        -------------------

        The consolidated financial statements have been prepared by Olsten Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for each period presented. Results for interim periods are not necessarily indicative of results for a full year. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.      Long-Term Debt
        --------------

        In May 1998, the Company's wholly-owned subsidiary, Olsten International B.V. issued, in a public offering, 800 million French Franc (approximately U.S. $133 million), 6 percent Euronotes due 2008, which are fully guaranteed by the Company. The net proceeds were used to repay existing indebtedness and for general financing purposes of the issuer and its related companies.

        On July 30, 1998, the Company's revolving credit agreement, dated August 9, 1996, was amended to revise the provision related to the maintenance of various financial ratios and covenants.

        Interest expense, net, consists primarily of interest on long-term debt for the quarter of $8.4 million in 1998 and $5.9 million in 1997, offset by interest income from investments of $949 thousand and $729 thousand for 1998 and 1997, respectively. Interest expense for the six months was $15.2 million, net of interest income of $1.8 million in 1998 and $11.5 million, net of interest income of $2.2 million in 1997.

3.      Acquisitions
        ------------

        Under the terms of the 1997 purchase agreement for Sogica S.A., an additional payment of approximately $31 million, related to their 1997 results of operations, was paid in the second quarter of 1998. An additional purchase price payment will be required in the year 2000, calculated based upon the average net income for the three fiscal years ended December 31, 1999. The Company is obligated in the year 2000 to purchase the remaining Sogica S.A. shares at a price to be determined by a multiple ranging from an upper limit of 16 and a lower limit of 10, applied to average net income for the two fiscal years ended 1998 and 1999.

        During the first six months of 1998, the Company purchased various businesses for $29 million in cash. Included in these acquisitions was the purchase of a Danish company, Attention Personalservice A/S, several small acquisitions in France and Sweden, as well as the acquisition in Brazil of Top Services S.A. All acquisitions have been accounted for by the purchase method of accounting.

4.      Adjustments and One-Time Charges
        --------------------------------

        The results for the second quarter include adjustments and one-time charges of $66 million ($40 million, net of tax) or $.50 per share, related primarily to the restructuring of the Company's home health business as follows:

        * In response to new Medicare reimbursement methodology under the Interim Payment System, the Company's office closings and consolidations are causing it to record non-recurring charges and adjustments to selling, general and administrative expenses of $37 million ($23 million, net of tax) relating to lease payments, employee severance, professional fees and related costs, and an increase in the allowance for doubtful accounts.

        * In addition, the Company recorded a reduction in revenues of $14 million ($8 million, net of tax) in anticipation of lower Medicare reimbursements resulting from the new per-visit and per-beneficiary limits that have been imposed by Medicare under the Interim Payment System.

        * The Company also recorded a charge to cost of sales of $15 million ($9 million, net of tax) to reserve for costs associated with the increased utilization of services under several of the Company's capitated contracts with managed care customers.

5.      Adoption of SFAS 130, "Reporting Comprehensive Income"
        ------------------------------------------------------

        As of December 29, 1997, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

        During the second quarter and six months of 1998, total comprehensive income (loss) amounted to $(36.5) million and $(24.7) million, respectively, and $27.9 million and $48.1 million for the same periods in 1997.

6.      Subsequent Event
        ----------------

        In July 1998, the Board of Directors authorized the repurchase, at management's discretion, of up to 4 million shares of the Company's $.10 par value common stock. To date, approximately 46 thousand shares have been repurchased aggregating $455 thousand.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

The results of operations for the second quarter include adjustments and one-time charges of $66 million ($40 million, net of tax), or $.50 per share related primarily to the restructuring of the Company's home health business as follows:

* In response to new Medicare reimbursement methodology under the Interim Payment System, the Company's office closings and consolidations are causing it to record non-recurring charges and adjustments to selling, general and administrative expenses of $37 million ($23 million, net of tax) relating to lease payments, employee severance, professional fees and related costs, and an increase in the allowance for doubtful accounts.

* In addition, the Company recorded a reduction in service sales of $14 million ($8 million, net of tax) in anticipation of lower Medicare reimbursements resulting from the new per-visit and per-beneficiary limits that have been imposed by Medicare under the Interim Payment System.

* The Company also recorded a charge to cost of services sold of $15 million ($9 million, net of tax) to reserve for costs associated with the increased utilization of services under several of the Company's capitated contracts with managed care customers.

Excluding the effect of these adjustments and one-time charges, net income for the second quarter of 1998 decreased 73 percent to $6.9 million, or $.09 per share, compared to $25.3 million, or $.31 per share for last year's second quarter. Net income for the first six months was $19.8 million, or $.24 per share, a 56 percent decrease, excluding the effect of these adjustments and one-time charges, compared to $44.5 million, or $.55 per share, reported in 1997.

Revenues increased $112 million, or 11 percent, to $1.1 billion for the second quarter, as compared to $1 billion for last year's second quarter. Revenues increased $211 million, or 11 percent, to $2.2 billion for the first six months of 1998, as compared to $2 billion for the comparable period of 1997.

Staffing Services reported increased revenues of 25 percent to $809 million for the second quarter and 24 percent to $1.5 billion for the six months over last year's second quarter and six month periods of $647 million and $1.2 billion, respectively. Acquisitions accounted for approximately 13 percent of the second quarter revenue growth, while European operations contributed 6 percent reflecting industry growth and favorable economic conditions. The remaining 6 percent growth is primarily attributable to internal growth in North American information technology and professional services operations, offset by a decline in traditional services due to lower hourly volume.

Health Services' revenues declined 14 percent to $315 million for the second quarter, and 11 percent to $647 million for the six months, compared to $365 million and $724 million for the same periods in 1997. The decline in Health Services' revenues was due to decreases in both Medicare nursing visits and in management fees generated by hospital-based home health agencies. The Medicare Interim Payment System as indicated above, continued Federal Government focus on the home care industry and the reluctance of physicians to refer patients to home care have negatively impacted the Medicare segment of both businesses. An overall increase in Network Services, Infusion Services and other Health Services' business lines partly offset the above.

Cost of services sold increased $139 million, or 19 percent, to $883 million for the second quarter and 16 percent to $1.7 billion for the six months of 1998, from $744 million and $1.4 billion for the same periods in 1997 due primarily to the growth in revenues and increased costs associated with the utilization of services under several of the Company's capitated contracts. Gross profit margins, as a percentage of revenues, decreased to 21.6 percent for the second quarter and 23.4 percent for the six months from 26.6 percent for last year's second quarter and 26.7 percent for last year's six months. Staffing Services' gross profit margins increased primarily as a result of profit improvements in Europe, with improved utilization and bill rates, particularly in Germany, offset by a decline in the U.S. Information Technology division related to an increased level of large contracts which are at lower margins. Health Services' gross profit margins decreased due to the decline in Medicare and health management volume, the Medicare Interim Payment System and increased costs related to the servicing of capitated contracts.

Selling, general and administrative expenses increased $65 million and $83 million, or 29.2 percent and 18.8 percent, to $287 million and $528 million for the second quarter and six months, from $222 million and $441 million for the same periods in 1997. The increases in the quarter and six months result from significant investments in new systems, infrastructure and the development of professional services divisions. As a percentage of revenues, such expenses increased to 25.5 percent from 21.9 percent for the quarter and increased to 24 percent from 22.4 percent for the six months.

Net interest expense was $7.5 million and $5.2 million for the second quarters of 1998 and 1997, respectively, and $13.4 million and $9.3 million for the six month periods of 1998 and 1997. Net interest primarily reflected borrowing costs on long-term debt offset by interest income on investments. The increase resulted from interest expense incurred as the Company continued to fund its acquisition program, as well as the financing of accounts receivable.

Liquidity and Capital Resources
-------------------------------

Working capital decreased from $688 million at December 28, 1997 to $658 million at June 28, 1998. For the six month period, net cash decreased $66 million primarily resulting from the $133 million in proceeds received from the issuance of the 6 percent Euronotes by the Company's subsidiary, Olsten International B.V., offset by a $155 million pay down of the line of credit agreement, the acquisition of businesses and capital expenditures; and a $26 million decrease in cash from operations. Accounts receivable and other current assets increased $71 million for the six months. This increase is primarily attributed to revenue growth, acquisitions, as well as consolidated billing requirements of large corporate accounts in the Staffing Services division, coupled with revenue growth of managed care and infusion therapy accounts, which impacted the timing of the collection process.

The Company has a revolving credit agreement with a consortium of eleven banks for up to $400 million in borrowings and letters of credit. As of June 28, 1998, there were $115 million in borrowings outstanding and $47 million in standby letters of credit. On July 30, 1998, the Company's revolving credit agreement, dated August 9, 1996, was amended to revise the provisions related to the maintenance of various financial ratios and covenants. The Company has invested available funds in short-term, interest-bearing investments. The Company believes that its levels of working capital, liquidity and available sources of funds are sufficient to support present operations and to continue to fund future growth and business opportunities as the Company increases its scope of services.



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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

By Order of the Magistrate Judge dated July 10, 1998, the United States District Court for the Eastern District of New York adhered to its May 4, 1998 Order (a) consolidating the four previously disclosed purported class action lawsuits (Weichman, Goldman, Waldman and Cannold) pending against Olsten and certain of its officers and directors (collectively, the "Class Action"), (b) appointing a Lead Plaintiff and (c) selecting Plaintiffs' Lead Counsel. By Order entered on July 27, 1998, the Court set a schedule for the filing of a Consolidated Amended Complaint and the service and filing of papers in connection with defendants' anticipated motion to dismiss such Complaint. While the Company is unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss in connection therewith (given the preliminary stage of the Class Action and the fact that the Consolidated Amended Complaint has not yet been served), the Company believes that it acted responsibly with respect to its shareholders and intends to vigorously defend the Class Action.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

        (a) The Annual Meeting of Shareholders of the Company was held on May 5, 1998.

        (c) (i) At the Annual Meeting, shareholders elected directors of the Company by votes as follows:

                Name of Director            Votes For             Votes Withheld
                ----------------          ------------            --------------
                Victor F. Ganzi            121,417,280                 63,340
                Stuart R. Levine           121,417,100                 63,520
                Frank N. Liguori           121,415,310                 65,310
                John M. May                 55,890,018              1,378,040
                Miriam Olsten              121,412,170                 68,450
                Stuart Olsten              121,416,120                 64,500
                Richard J. Sharoff         121,417,280                 63,340
                Raymond S. Troubh           55,784,100              1,483,958
                Josh S. Weston              55,823,337              1,444,721

        (ii) At the Annual Meeting, shareholders voted upon a proposal to approve amendments to the Company's 1994 Stock Incentive Plan. The votes were as follows:

        Votes For          Votes Against     Abstentions     Broker Non-Votes
        -----------        -------------     -----------     ----------------
        170,088,311        8,396,491         245,371         18,505

        (iii) At the Annual Meeting, shareholders voted upon a proposal to approve an amendment to the Company's 1990 Non-Qualified Stock Option Plan for Non-Employee Directors and Consultants. The votes were as follows:

        Votes For          Votes Against     Abstentions     Broker Non-Votes
        -----------        -------------     -----------     ----------------
        174,295,113        4,218,691         233,106         1,768

        (iv) At the Annual Meeting, shareholders voted upon a proposal to approve the Company's Stock & Deferred Compensation Plan for Non-Employee Directors. The votes were as follows:


        Votes For         Votes Against      Abstentions     Broker Non-Votes
        -----------       -------------      -----------     ----------------
        175,662,104       2,835,673          241,496         9,405

        (v) At the Annual Meeting, shareholders voted upon a proposal to ratify and approve the appointment by the Board of Directors of Coopers & Lybrand L.L.P. as independent accountants for the Company for its 1998 fiscal year. The votes were as follows:

        Votes For         Votes Against      Abstentions     Broker Non-Votes
        -----------       -------------      -----------     ----------------
        178,083,925       563,112            99,911          1,730

Item 5.  Other Information.
         ------------------

  Government Investigations. The Company's home health care business is subject to extensive federal and state regulations which govern, among other things, Medicare, Medicaid, CHAMPUS and other government-funded reimbursement programs, reporting requirements, certification and licensure standards for certain home health agencies and, in some cases, certificate-of-need and pharmacy-licensing requirements. The Company is also subject to a variety of federal and state regulations which prohibit fraud and abuse in the delivery of health care services, including, but not limited to, prohibitions against the offering or making of direct or indirect payments for the referral of patients. As part of the extensive federal and state regulation of the Company's home health care business, the Company is subject to periodic audits, examinations and investigations conducted by or at the direction of governmental investigatory and oversight agencies. Violation of the applicable federal and state regulations can result in a health care provider's being excluded from participation in the Medicare, Medicaid and/or CHAMPUS programs, and can subject the provider to civil and/or criminal penalties.

  The Company continues to cooperate with the previously disclosed health care industry investigations being conducted by certain governmental agencies (collectively, the "Healthcare Investigations").

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

  Notwithstanding  the  Company's  continuing  cooperation  with the  Healthcare
  Investigations, Olsten has been notified that it is a target of a federal grand jury investigation by the U.S. Attorney's Office for the Southern District of Florida, which investigation Olsten believes focuses upon the Company's above-referenced relationship with Columbia/HCA in connection with the purchase, sale and operation of certain home health agencies. In addition to the U.S. Attorney's Office for the Southern District of Florida, other agencies of the federal and/or state governments may regard the Company and/or certain of its employees as subjects or targets of one or more of the other Healthcare Investigations. An indictment of Olsten in connection with any one of the Healthcare Investigations could result in the suspension of payments to Olsten under the Medicare, Medicaid and/or CHAMPUS programs. If Olsten were to be found to have violated any of the laws and regulations at issue in the Healthcare Investigations, the Company could be subjected to a variety of sanctions, including substantial monetary fines, civil and/or criminal penalties and exclusion from participation in the Medicare, Medicaid and/or CHAMPUS programs. While the Company is unable at this time to predict the ultimate outcome of the Healthcare Investigations, the above-referenced suspension of payments or the imposition of any one of the foregoing sanctions could have a material adverse effect upon the Company's financial position and results of operations.


  Shareholder Proposals. As the Company indicated in its Proxy Statement dated April 9, 1998 relating to its 1998 Annual Meeting of Shareholders, if a shareholder intends to present a proposal at the Company's 1999 Annual Meeting of Shareholders and desires that the proposal be included in the Company's proxy statement and form of proxy for that meeting, the proposal must be received by the Company by December 10, 1998. As to any proposal that a shareholder intends to present at the 1999 Annual Meeting of Shareholders without including such proposal in the Company's proxy statement relating to its 1999 Annual Meeting of Shareholders, the proxies named in management's proxy for that meeting will be entitled to exercise their discretionary authority on that proposal unless the Company receives notice of the matter to be proposed not later than February 23, 1999. Even if proper notice is received on or before February 23, 1999, the proxies named in management's proxy for that meeting may still exercise their discretionary authority as to such matter by advising shareholders of such proposal and how they intend to exercise their discretion to vote on such matter, unless the shareholder making the proposal solicits proxies with respect to such proposal in accordance with Rule 14a-4(c)(2) of the Securities Exchange Act of 1934.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)  The following exhibits are filed herewith:

              Exhibit 3     -   By-Laws of the Company.

              Exhibit 10.1  -   Amendment No. 3, dated  as of  July 30, 1998, to
                                Credit Agreement, dated as of August 9, 1996, as amended, among the Company, the Banks signatory thereto and The Chase Manhattan Bank, as Agent, covering $400 million credit facility.

              Exhibit 10.2  -   Fiscal  Agency  Agreement, dated  May  6,  1998,
                                relating to French Franc 800,00,000 6% Notes due
                                2008 guaranteed by the Company.

              Exhibit 27    -   Financial Data Schedule.

         (b)  Reports on Form 8-K.
              --------------------

              (i) The Company filed a report on Form 8-K, dated March 30, 1998, reporting in Item 5, Other Events, that the Company had released a press release dated March 27, 1998, which was filed as an Exhibit.

              (ii) The Company filed a report on Form 8-K, dated April 24, 1998, reporting in Item 5, Other Events, that the Company had released a press release dated April 24, 1998, which was filed as an Exhibit.

                                   SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                               OLSTEN CORPORATION
                                  (REGISTRANT)




Date:   August 12, 1998         /s/ Frank N. Liguori
                                --------------------
                                 Frank N. Liguori
                                 Chairman and Chief
                                 Executive Officer



Date:   August 12, 1998         /s/ Anthony J. Puglisi
                                ----------------------
                                 Anthony J. Puglisi
                                 Executive Vice President and
                                 Chief Financial Officer