Form 10-Q
period 1998-09-27
OLSTEN CORP
filed 1998-11-12
CIK 74386

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998
                                               ------------------

                           Commission File No. 0-3532
                                               ------

                               OLSTEN CORPORATION
                               ------------------
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

                                                       YES  X           NO
                                                           ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at November 6, 1998
------------------------------------           -------------------------------
Common Stock, $.10 par value                           68,205,970 shares
Class B Common Stock, $.10 par value                   13,074,396 shares

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Balance Sheets (Unaudited) -
         September 27, 1998 and December 28, 1997                           2

         Consolidated Statements of Income (Unaudited) -
         Quarters and Nine Months Ended September 27, 1998 and
         September 28, 1997, respectively                                   3

         Consolidated Statements of Cash Flows (Unaudited) -
         Nine Months Ended September 27, 1998 and
         September 28, 1997, respectively                                   4

         Notes to Consolidated Financial Statements (Unaudited)            5-6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7-9


PART II - OTHER INFORMATION

 Item 1. Legal Proceedings                                                 10

 Item 5. Other Information                                                10-11

 Item 6. Exhibits and Reports on Form 8-K                                  12


SIGNATURES                                                                 13

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
        ---------------------
                               Olsten Corporation
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)
                                  (Unaudited)

                                        September 27, 1998     December 28, 1997
                                        ------------------     -----------------
ASSETS
CURRENT ASSETS:
 Cash                                        $      21,092         $     84,810
 Receivables, net                                  971,016              847,419
 Other current assets                              107,232               90,715
                                                 ---------            ---------
   Total current assets                          1,099,340            1,022,944

FIXED ASSETS, NET                                  216,300              186,347

INTANGIBLES, NET                                   587,303              534,284

OTHER ASSETS                                        13,259                6,626
                                                 ---------            ---------
                                                $1,916,202           $1,750,201
                                                 =========            =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accrued expenses                              $   180,040          $   152,239
 Payroll and related taxes                         115,370               86,071
 Accounts payable                                   97,026               55,851
 Insurance costs                                    36,642               41,270
                                                 ---------            ---------
   Total current liabilities                       429,078              335,431

LONG-TERM DEBT                                     566,513              461,178

OTHER LIABILITIES                                  101,698              111,815

SHAREHOLDERS' EQUITY:
 Common stock $.10 par value;
  authorized 110,000,000 shares;
  issued 68,250,519 and 68,151,708
  shares, respectively                               6,825                6,815
 Class B common stock $.10 par value;
  authorized 50,000,000 shares;
  issued 13,074,121 and 13,157,617
  shares, respectively                               1,307                1,316
 Additional paid-in capital                        447,463              447,297
 Retained earnings                                 368,026              390,786
 Accumulated other comprehensive income             (4,253)              (4,437)
 Less treasury stock, at cost:
    45,700 shares in 1998                             (455)                 --
                                                 ----------           ---------
   Total shareholders' equity                      818,913              841,777
                                                 ---------            ---------
                                                $1,916,202           $1,750,201
                                                 =========            =========
See notes to consolidated financial statements.

                                             Olsten Corporation
                                     Consolidated Statements of Income
                                    (In thousands, except share amounts)
                                                (Unaudited)

                                                   Third Quarter Ended                 Nine Months Ended
                                                   -------------------                 -----------------
                                             September 27,     September 28,     September 27,     September 28,
                                                  1998              1997              1998              1997
                                             -------------     -------------     -------------     -------------
Service sales, franchise fees,
  management fees and other income              $1,170,037        $1,063,281        $3,346,121        $3,028,519

Cost of services sold                              886,121           779,946         2,553,023         2,220,043
                                                ----------       -----------        ----------        ----------

 Gross profit                                      283,916           283,335           793,098           808,476

Selling, general and administrative
  expenses                                         250,998           233,965           774,449           674,692

Interest expense, net                                8,242             5,536            21,624            14,885
                                                ----------       -----------        ----------        ----------

Income (loss) before income taxes and
  minority interests                                24,676            43,834            (2,975)          118,899

Income tax charge (benefit)                          9,561            17,095            (1,153)           46,371
                                                ----------       -----------        ----------        ----------

Income (loss) before minority interests             15,115            26,739            (1,822)           72,528

Minority interests                                   2,581             1,482             6,307             2,775
                                                ----------       -----------        ----------        ----------

 Net income (loss)                             $    12,534      $     25,257       $    (8,129)      $    69,753
                                                ==========       ===========        ==========        ==========

SHARE INFORMATION:

 Basic earnings (loss) per share:

  Net income (loss)                            $       .15      $        .31       $       (.10)     $        .86
                                                ==========       ===========        ===========       ===========

  Average shares outstanding                        81,289            81,268             81,307            81,214
                                                ==========       ===========        ===========       ===========

 Diluted earnings (loss) per share:

  Net income (loss)                            $      .15       $        .31       $       (.10)     $        .86
                                                ==========       ===========        ===========       ===========

  Average shares outstanding                        81,295            83,239             81,307            83,137
                                                ==========       ===========        ===========       ===========


See notes to consolidated financial statements.

                                            Olsten Corporation
                                   Consolidated Statements of Cash Flows
                                              (In thousands)
                                                (Unaudited)

                                                                                Nine Months Ended
                                                                                -----------------
                                                                     September 27, 1998     September 28, 1997
                                                                     ------------------     ------------------
OPERATING ACTIVITIES:
 Net income (loss)                                                       $  (8,129)              $  69,753
 Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
     Depreciation and amortization                                          49,895                  39,365
     Changes in assets and liabilities,
       net of effect from acquisitions:
         Accounts receivable and other current assets                     (123,582)                (97,064)
         Current liabilities                                                87,965                 (10,457)
         Other, net                                                        (11,817)                 27,662
                                                                          --------                --------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                         (5,668)                 29,259
                                                                          --------                --------

INVESTING ACTIVITIES:
 Acquisitions of businesses including franchises, net of
   cash acquired                                                           (73,164)               (145,985)
 Purchases of fixed assets                                                 (64,353)                (54,219)
 Sale of investment securities                                                  --                   9,415
                                                                          --------                --------

NET CASH USED IN INVESTING ACTIVITIES                                     (137,517)               (190,789)
                                                                          --------                --------

FINANCING ACTIVITIES:
 Net proceeds from issuance of notes                                       133,806                      --
 Net (repayments of) proceeds from line of credit agreements               (40,862)                104,735
 Cash dividends                                                            (14,630)                (17,049)
 Repayment of notes payable                                                 (6,202)                     --
 Payment for purchase of treasury stock                                       (455)                     --
 Issuances of common stock under stock plans                                    72                   1,683
                                                                          --------                --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   71,729                  89,369
                                                                          --------                --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      7,738                      --
                                                                          --------                --------

NET DECREASE IN CASH                                                       (63,718)                (72,161)

CASH AT BEGINNING OF PERIOD                                                 84,810                 105,725
                                                                          --------                --------

CASH AT END OF PERIOD                                                    $  21,092               $  33,564
                                                                          ========                ========

NON-CASH TRANSACTIONS:
 Assets acquired through the issuance of a note                          $      --               $  19,535
 Issuance of restricted stock                                            $      --               $   6,437

See notes to consolidated financial statements.

                            Olsten Corporation
                  Notes to Consolidated Financial Statements
                               (Unaudited)

1.   Accounting Policies
     -------------------
     The unaudited consolidated financial statements have been prepared by Olsten Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for each period presented. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Long-Term Debt
     --------------
     In May 1998, the Company's wholly-owned subsidiary, Olsten International B.V. issued, in a public offering, 800 million French Franc (approximately U.S. $134 million at that date), 6 percent Euronotes due 2008, which are fully guaranteed by the Company. The net proceeds were used to repay existing indebtedness and for general financing purposes of the issuer and its related companies.

     On July 30, 1998, the Company's revolving credit agreement, dated August 9, 1996, was amended to revise the provision related to the maintenance of various financial ratios and covenants.

     Interest expense, net, consists primarily of interest on long-term debt for the quarter of $9 million in 1998 and $7 million in 1997, offset by interest income from investments of $1 million for both 1998 and 1997. Interest expense for the nine months was $24 million, net of interest income of $2 million in 1998 and $18 million, net of interest income of $3 million in 1997.

3.   Acquisitions
     ------------
     Under the terms of the 1997 purchase agreement for Sogica S.A., an additional payment of approximately $31 million, related to its 1997 results of operations, was paid in the second quarter of 1998. An additional purchase price payment will be required in the year 2000, calculated based upon the average net income for the three fiscal years ended December 31, 1999. The Company is obligated in the year 2000 to purchase the remaining Sogica S.A. shares at a price to be determined by a multiple ranging from an upper limit of 16 and a lower limit of 10, applied to average net income for the two fiscal years ended 1998 and 1999.

     During the first nine months of 1998, the Company purchased various businesses for $42 million in cash. Included in these acquisitions was the purchase of a Danish company, Attention Personalservice A/S, several small acquisitions in France, Norway and Sweden, as well as the acquisition in Brazil of Top Services S.A. All acquisitions have been accounted for by the purchase method of accounting.

4.   Adjustments and One-Time Charges
     --------------------------------
     The results for the nine months include second quarter 1998 adjustments and one-time charges of $66 million ($40 million, net of tax), or $.50 per diluted share, related primarily to the restructuring of the Company's home health business.


5.   Adoption of SFAS 130, "Reporting Comprehensive Income"
     ------------------------------------------------------
     As of December 29, 1997, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and displaying of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders'
     equity.  SFAS 130  requires  unrealized  gains or losses  on the  Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     Total comprehensive income (loss) amounted to $17 million and $(8) million during the third quarter and nine months of 1998, respectively, and $25 million and $73 million for the same periods in 1997.

6.   Subsequent Events
     -----------------
     On October 28, 1998, the Company announced it had entered into a final settlement agreement with several Government agencies investigating certain past practices of Quantum Health Resources, acquired by the Company in June 1996. The settlement calls for the Company to reimburse the Government approximately $4.5 million for certain disputed claims involving the provision of anti-hemophilia factor products to patients covered by certain federal health care programs. The Company had provided for the settlement in its fiscal second quarter ended June 28, 1998. Both the investigation and resulting settlement relate predominately to matters that predate the Company's ownership of this subsidiary. Quantum has since become part of Olsten Health Services, the Company's home health care division. This settlement is not related to an ongoing probe into certain Quantum health care practices in New Mexico.

     On November 6, 1998, the Company completed the acquisition, for cash, of all of Columbia/HCA Healthcare Corporation's home health care operations in the state of Florida in an asset transaction valued at approximately $34 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------
Net income for the third quarter was $13 million, or $.15 per diluted share, a 50 percent decrease compared to $25 million, or $.31 per diluted share, reported in 1997. The results of operations for the nine months include second quarter 1998 adjustments and one-time charges of $66 million ($40 million, net of tax), or $.50 per diluted share, related primarily to the restructuring of the Company's home health business. Excluding the effect of these adjustments and one-time charges, net income for the nine months of 1998 decreased 54 percent to $32 million, or $.40 per diluted share, compared to $70 million, or $.86 per diluted share, for the same period last year.

Revenues increased $107 million, or 10 percent, to $1.2 billion for the third quarter, as compared to $1.1 billion for last year's third quarter. Revenues increased $318 million, or 10 percent, to $3.3 billion for the first nine months of 1998, as compared to $3 billion for the comparable period of 1997.

Staffing Services' revenues increased 20 percent to $847 million for the third quarter and 22 percent to $2.4 billion for the nine months over last year's third quarter and nine-month periods of $708 million and $1.9 billion, respectively. Acquisitions accounted for approximately 9 percent of the third quarter revenue growth, while European operations contributed 6 percent reflecting industry growth and favorable economic conditions. The remaining 5 percent growth is primarily attributable to internal growth in our North American Information Technology Services business, increased Latin American revenues and increases in professional services operations, while traditional North American Staffing operations were relatively flat compared to the third quarter of 1997.

Health Services' revenues declined 9 percent to $321 million for the third quarter, and 10 percent to $968 million for the nine months, compared to $353 million and $1.1 billion for the comparable periods of 1997. The decline in Health Services' revenues for the quarter reflects an industry-wide decline in patient visits and reimbursement rates that have resulted from Medicare's Interim Payment System (IPS), and from continuing pricing and utilization pressure in managed care business. An overall increase in Infusion Therapy, Clinical Solutions and Medical Staffing businesses partly offset the above decline.

Cost of services sold increased 14 percent to $886 million for the third quarter and 15 percent to $2.6 billion for the nine months of 1998, from $780 million and $2.2 billion for the same periods of 1997. Gross profit margins, as a percentage of revenues, decreased to 24.3 percent for the third quarter and 23.7 percent for the nine months from 26.6 percent and 26.7 percent for last year's third quarter and nine months, respectively. Staffing Services' gross profit margins declined for the quarter primarily as a result of reduced margins on large contracts within the Information Technology Services business, offset by margin improvements in Germany and Scandinavia. In Germany, the margin improvement resulted from decreased wages and increased utilization while in Scandinavia, the improvement was primarily related to an increase in high-margin business and favorable contract negotiations. Health Services' gross profit margins decreased for the quarter primarily as a result of a reduction in both Medicare visits and reimbursement rates that have resulted from Medicare's Interim Payment System. The reduction in visits was offset slightly by productivity enhancements and pricing increases.

Selling, general and administrative expenses increased 7 percent to $251 million for the third quarter from $234 million for the third quarter in 1997. For the nine months of 1998, expenses increased 15 percent to $774 million from $675 million for the nine months in 1997. As a percentage of revenues, such expenses were essentially flat for the quarter at 22 percent and increased to 23.1 percent from 22.3 percent for the nine months. The increase in expenses for the nine month period resulted primarily from investments in infrastructure, including new systems in both Staffing Services and Health Services businesses, and the development of professional services' divisions, offset by positive results of cost reduction initiatives, including closing and consolidating offices within the Health Services division as announced in the second quarter as part of our restructuring and recovery plan.

Net interest expense was $8 million and $6 million for the third quarters of 1998 and 1997, respectively, and $22 million and $15 million for the nine month periods of 1998 and 1997, respectively. Net interest primarily reflected borrowing costs on long-term debt offset by interest income on investments. The increase resulted from interest expense incurred as the Company continued to fund its acquisition program, as well as the financing of accounts receivable.

Year 2000
---------
The Year 2000 issue concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to correct a material Year 2000 problem could result in an interruption or a failure of certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

The Company's technical infrastructure, encompassing all business applications, is planned to be Year 2000 ready. Systems not directly related to the financial operations of the business, primarily voice communications, are also being upgraded to help ensure readiness. In addition, the Company has, through questionnaires, interviews and written confirmations, contacted significant suppliers and vendors to ascertain their stage of Year 2000 readiness.

The North American Staffing Services business is achieving Year 2000 readiness by replacing all business applications and related infrastructure with compliant technology. This project, referred to as Project REach, is being implemented to increase efficiencies and improve the Company's ability to provide services to customers. The selected systems are Year 2000 compliant and, therefore, no remediation of current applications is necessary. Project REach is approximately 75 percent completed and is on schedule to be fully implemented by July 1999. The Company's European and Latin American staffing operations are achieving readiness primarily through remediation of existing systems which are anticipated to be completed by the second quarter of 1999.

In the Health Services segment, systems critical to the business, which have been identified as non-year 2000 compliant, are being replaced as part of a project referred to as Project REO, which similarly is being implemented to increase efficiencies and improve the Company's ability to provide services to customers. The new infrastructure, which is Year 2000 compliant, is currently being implemented in field offices and is scheduled for completion by the first quarter of 1999 with the balance of the Project scheduled for completion in the fourth quarter of 1999. Other Health Services systems which require remediation are expected to be compliant by July 1999.

The total cost of the Company's remediation plan (exclusive of Project REach and Project REO costs) is estimated at approximately $2 million to $3 million.

Due to the general uncertainty inherent in the Year 2000 issue resulting, in part, from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The continuing Year 2000 effort is expected to help reduce the Company's level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 readiness. The Company believes that the implementation of new business systems and the completion of its Year 2000 plan as scheduled should help reduce the likelihood of significant interruptions of normal operations.

The Company's plan is to address its significant Year 2000 issues prior to being affected by them. Should the Company identify significant risks related to its Year 2000 readiness or its progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

Liquidity and Capital Resources
-------------------------------
Working capital decreased from $688 million at December 28, 1997 to $670 million at September 27, 1998. For the nine month period, net cash decreased $64 million primarily resulting from a paydown of borrowings under the Company's line of credit, the acquisition of businesses and capital expenditures totaling $178 million, dividend payments of $15 million and a $6 million decrease in cash from operations, offset by $134 million in proceeds received from the issuance of the 6 percent Euronotes by the Company's subsidiary, Olsten International B.V. Accounts receivable and other current assets increased $124 million for the nine months. This increase is primarily attributed to acquisitions, Staffing Services' revenue growth, the consolidated billing requirements of large corporate accounts in the Staffing Services division, and the growth of managed care and infusion therapy accounts, which impacted the timing of the collection process.

The Company has a revolving credit agreement with a consortium of eleven banks for up to $400 million in borrowings and letters of credit. As of September 27, 1998, there were $139 million in borrowings outstanding and $57 million in standby letters of credit. On July 30, 1998, the Company's revolving credit agreement, dated August 9, 1996, was amended to revise the provisions related to the maintenance of various financial ratios and covenants. The Company has invested available funds in short-term, interest-bearing investments. The Company believes that its levels of working capital, liquidity and available sources of funds are sufficient to support present operations. See PART II, Item 5.

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

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------
          On September 8, 1998, a Consolidated Amended Class Action Complaint (the "Amended Complaint") was filed by the plaintiffs in the four previously disclosed purported class action lawsuits (Weichman, Goldman, Waldman and Cannold) pending against Olsten and certain of its officers and directors (collectively, the "Class Action"). The Amended Complaint asserts claims under Sections 10(b) (including Rule 10b-5 promulgated thereunder), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. On October 19, 1998, the Company and the individual defendants served a motion seeking an Order dismissing the Amended Complaint; that motion is scheduled to be fully briefed by December 23, 1998. While the Company is unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss in connection therewith (given the preliminary stage of the Class Action and the fact that the Amended Complaint does not allege damages with any specificity), the Company believes that it acted responsibly with respect to its shareholders and intends to vigorously defend the Class Action.

Item 5.   Other Information.
          ------------------
          Government Investigations. The Company's home health care business is subject to extensive federal and state regulations which govern, among other things, Medicare, Medicaid, CHAMPUS and other government-funded reimbursement programs, reporting requirements, certification and licensure standards for certain home health agencies and, in some cases, certificate-of-need and pharmacy-licensing requirements. The Company is also subject to a variety of federal and state regulations which prohibit fraud and abuse in the delivery of health care services, including, but not limited to, prohibitions against the offering or making of direct or indirect payments for the referral of patients. As part of the extensive federal and state regulation of the Company's home health care business, the Company is subject to periodic audits, examinations and investigations conducted by or at the direction of governmental investigatory and oversight agencies. Violation of the applicable federal and state regulations can result in a health care provider being excluded from participation in the Medicare, Medicaid and/or CHAMPUS programs, and can subject the provider to civil and/or criminal penalties.

          The Company continues to cooperate with the previously disclosed health care industry investigations being conducted by certain governmental agencies (collectively, the "Healthcare Investigations").

          Among the Healthcare Investigations with which Olsten continues to cooperate is that being conducted into the Company's preparation of Medicare cost reports by the Office of Investigations section of the Office of Inspector General (an agency within the U.S. Department of Health and Human Services) and the U.S. Department of Justice.

          The Company also continues to cooperate with the U.S. Department of Justice and other federal agencies investigating the relationship between Columbia/HCA Healthcare Corporation and Olsten in connection with the purchase, sale and operation of certain home health agencies which had been owned by Columbia/HCA and managed under contract by

          Olsten Health Management, a unit of Olsten Health Services that provides management services to hospital-based home health agencies.

          On October 28, 1998, Olsten announced that it had entered into a final settlement agreement with several Government agencies investigating certain past practices of Quantum Health Resources ("Quantum"), a provider of home infusion therapy services which was acquired by Olsten in June 1996. The agreement was entered into with the U.S. Department of Justice; the Office of Inspector General of the U.S. Department of Health and Human Services; the U.S. Secretary of Defense (for the CHAMPUS/Tricare program); and the Attorneys General for the States of New York and Oklahoma. Pursuant to the settlement, Olsten reimbursed the government approximately $4.5 million for certain disputed claims involving the provision of anti-hemophilia factor products to patients covered by certain federal health care programs. The investigation and the resulting settlement relate predominantly to matters that predated Olsten's ownership of Quantum.

          Olsten continues to cooperate with various state and federal agencies, including the U.S. Department of Justice, the Office of the Attorney General of New Mexico and the New Mexico Health Care Anti-Fraud Task Force ("Task Force"), in connection with their investigations into certain health care practices of Quantum. Among the matters into which those agencies are inquiring are allegations of improper billing and fraud against various federally-funded medical assistance programs on the part of Quantum and its post-acquisition successor, the Infusion Therapy Services division of Olsten Health Services. Most of the time period that the Company understands to be at issue in the Task Force investigation predates Olsten's June 1996 acquisition of Quantum.

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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)    The following exhibit is filed herewith:

                 Exhibit 27  -  Financial Data Schedule.

          (b)    Reports on Form 8-K.

                        The Company filed a report on Form 8-K, dated June 29, 1998, reporting in Item 5, Other Events, that the Company had released a press release dated June 29, 1998, which was filed as an Exhibit.

                                 SIGNATURES







Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the

registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.









                                    OLSTEN CORPORATION
                                       (REGISTRANT)




Date:    November 11, 1998          /s/Frank N. Liguori
                                    -------------------
                                    Frank N. Liguori
                                    Chairman and Chief
                                    Executive Officer



Date:    November 11, 1998          /s/Anthony J. Puglisi
                                    ---------------------
                                    Anthony J. Puglisi
                                    Executive Vice President and
                                    Chief Financial Officer

EXHIBIT INDEX

Exhibit 27 - Financial Data Schedule