Form 10-K
period 1999-01-03
OLSTEN CORP
filed 1999-04-01
CIK 74386

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended January 3, 1999
                                       ---------------

                           Commission File No. 0-3532
                                               ------

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

         175 Broad Hollow Road, Melville, New York 11747-8905
     -----------------------------------------------------------
     (Address of principal executive offices)         (Zip Code)

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

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


                            [Cover page 1 of 2 pages]

            The aggregate market value of the registrant's voting stock (Common Stock and Class B Common Stock, assuming conversion of Class B Common Stock into Common Stock on a share for share basis) held by nonaffiliates of the registrant as of March 15, 1999 was $395,572,943 based on the closing price of the Common Stock on the New York Stock Exchange on such date.

            The number of shares outstanding of the registrant's Common Stock and Class B Common Stock, as of March 15, 1999, were 68,209,893 shares and 13,068,927 shares, respectively.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

               Proxy Statement for 1999 Annual Meeting of Shareholders of the registrant. Certain information to be included therein is incorporated by reference into PART III hereof.







































                            [Cover page 2 of 2 pages]

INFORMATION CONTAINED IN THIS REPORT, OTHER THAN HISTORICAL INFORMATION, SHOULD BE CONSIDERED FORWARD-LOOKING AND IS SUBJECT TO VARIOUS RISK FACTORS AND UNCERTAINTIES. FOR INSTANCE, THE COMPANY'S STRATEGIES AND OPERATIONS INVOLVE RISKS OF COMPETITION, CHANGING MARKET CONDITIONS, CHANGES IN LAWS AND REGULATIONS AFFECTING ITS INDUSTRIES AND NUMEROUS OTHER FACTORS DISCUSSED IN THIS REPORT AND IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. ACCORDINGLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN ANY FORWARD-LOOKING STATEMENTS.

                                     PART I
Item 1.  Business.
-------

Introduction
------------

            Olsten Corporation (herein, together with its subsidiaries unless the context otherwise requires, generally referred to as the "Company" or "Registrant") was incorporated in Delaware in 1967 as the successor to a business founded in 1950.

            The Company operates through subsidiaries in the United States and thirteen other countries and engages in and derives substantially all of its revenues from three industry segments, Staffing Services, Information Technology Services and Health Services. The Company's owned, licensed and franchised operations conduct business through more than 1,500 offices in 50 states, the District of Columbia, Puerto Rico, Canada, Denmark, Finland, France, Germany, Norway, Spain, Sweden, United Kingdom, Argentina, Brazil, Chile and Mexico.

            Olsten Staffing Services in the United States and Canada, and the Company's other staffing operations in Europe and Latin America, provide supplemental staffing to business, industry and government. In addition, Olsten Staffing Services' specialty staffing division provides a full spectrum of accounting and financial professionals and support-level candidates to a wide array of clients and further provides attorneys, paralegals and legal support staff to law firms, corporate law departments and government.

            IMI Systems Inc., the Company's Information Technology Services division with operations in North America and Europe, provides services for the design, development and maintenance of information systems.

            Olsten Health Services in the United States and Canada provides home care management and coordination for the managed care community; caregivers for home health care and institutions; home infusion and other therapies; marketing and distribution services for pharmaceutical, biotechnology and medical device firms; and institutional, occupational and alternate site health care staffing.

            Selected financial information relating to the Company's industry segments is contained herein in Note 12 of Notes to Consolidated Financial Statements.

            Staffing Services, Information Technology Services and Health Services revenues accounted for approximately 62%, 9% and 29%, respectively, of the Company's 1998 revenues, approximately 58%, 7% and 35%, respectively, of the Company's 1997 revenues and approximately 54%, 5% and 41%, respectively, of the Company's 1996 revenues.

Staffing Services
-----------------

            In Staffing Services, the Company provides assignment employees in a full spectrum of skills, from entry level workers to seasoned professionals and managers. Service areas include: supplemental staffing, evaluation and training for office technology; general office and administrative services; accounting and other financial services; legal, scientific, engineering and technical services, including production technical training; call centers; production/distribution/assembly services; training and pre-employment services; retail services; marketing support and teleservices; manufacturing, construction and industrial services; and managed services for corporations. The provision of staffing services is not generally subject to extensive federal and state regulation.

            The Company believes that utilization of assignment employees has become a valuable and recognized management tool, allowing many companies to convert fixed costs to variable costs, especially in view of corporate reengineering and restructuring in a more competitive global environment. With the availability of such services, a client can maintain on a cost-effective basis a nucleus of core personnel that can be supplemented by skilled specialists for long- and short-term assignments. The expense and inconvenience of hiring additional employees for assignments of a limited duration, including recruiting, interviewing, reference-checking and testing, are reduced. Additionally, the Company believes that its comprehensive added-value services enable clients to eliminate the record-keeping, payroll taxes, insurance and administrative costs usually associated with regular, full-time personnel. A client pays only for actual hours worked by the Company's assignment employees. Upon completion of the assignment, services can be immediately terminated without the adverse effects associated with employee layoffs.

            By supplying a supplemental work force to its Staffing Services clients, the Company believes it affords them added efficiencies and economies, as well as greater productivity and flexibility. The Company's assignment employees help meet clients' staffing requirements for peak periods caused by such recurring factors as seasonal demands, inventories, month-end requirements and vacations and such unpredictable factors as special projects, marketing promotions, illnesses and emergencies. Assignments of personnel may be for hours, days, weeks, months or longer periods, as the clients' needs dictate.

            In Staffing Services, the Company is pursuing strategic relationships with clients that have become increasingly important to the Company. Through its Partnership Program(R) services with major corporate and other clients, the Company acts as a master vendor responsible for the recruitment, training and ongoing management of large groups of employees for companies at a single site or at multiple sites, allowing clients to focus better on growing their core businesses. Other clients have outsourced entire functions whereby people, processes and technology are all managed by the Company. The Company's services can also include multilocation coordination, customized orientation and training, billing and electronic information exchange programs for its clients. These arrangements can enable a client to better manage overhead and personnel expenses and can help save a client time and money by reducing its employee recruitment and training efforts, particularly if the client is experiencing a high employee turnover rate.

Information Technology Services
-------------------------------

            In Information Technology Services, the Company provides information technology consultants on either a project management or consulting basis to assist clients in the design, development and maintenance of computer systems, including focused solutions, comprising both horizontal practices and vertical industry offerings, including particular strength in the financial services and telecommunications industries.

            Information Technology Services provide a wide range of technology solutions in the areas of Applications Management, encompassing applications outsourcing, and the support and development of legacy systems and enterprise resource planning systems; Quality Assurance Services, including testing environment assessment and/or creation, test planning and execution and use of RadSTAR proprietary methodology; Enterprise Support Services, including help desk support, technology and software deployment, infrastructure/operability testing and Web/Internet support; and Staff Augmentation, providing staff augmentation to clients' internal information technology operations to help improve efficiencies, reduce cost and furnish hard-to-obtain expertise in various information technology areas.

            The provision of Information Technology Services is not generally subject to extensive federal and state regulation.

Health Services
---------------

            In Health Services, the Company provides home health care through the Company's licensed health care personnel, such as registered nurses, offering  a broad  range of  services,  including  physician-prescribed  skilled nursing, patient and family education, care management and coordination, pediatric and perinatal care, physical, occupational, neurological and speech therapies, administration of drugs, nutrients and other solutions intravenously and orally, and disease management programs, as well as institutional, occupational and alternate site staffing and marketing, distribution and staffing solutions for pharmaceutical, biotechnology and medical device firms. Through its network of 39 pharmacies across the United States, the Company has the ability to deliver nutrients and medications utilized in certain of its home health care services. Home health care provided by the Company's unlicensed personnel, such as home health aides, may involve assistance with personal hygiene, dressing, feeding and preparation of meals.

            Through four regional centers in the United States, the Company provides Network Services. These services involve care management and coordination for managed care customers desiring a single source for centralized intake and billing, claims adjudication, quality assurance and data reporting and analysis. In providing home infusion therapy services, the Company delivers, manages and administers intravenous medications in the home setting, as well as performing patient, family and home environmental assessments, evaluating equipment needs and providing patient and family education. In carrying out supplemental institutional staffing, the Company's health care professionals perform services for hospitals, nursing homes, clinics and other health care facilities and furnish business and industry with specialized staffing. Health care institutions use supplemental staffing for peak periods, illnesses and vacations, helping these facilities to control employee costs.

            Factors that the Company believes have contributed to the development of home health care in particular include recognition that home health care can be a cost-effective alternative to lengthy, more expensive institutional care; an aging population; increasing consumer awareness and interest in home health care; the psychological benefits of recuperating from an illness or accident in one's own home; and advanced technology that allows more health care procedures to be provided at home.

            The Company is actively pursuing relationships with managed care organizations. The Company believes that its nationwide office network, financial resources and the quality, range and cost-effectiveness of its services are important factors as it seeks opportunities in its managed care relationships in a consolidating home health care industry. The Company offers the direct and managed provision of care as a single gatekeeper, thereby optimizing utilization.

            Of the Company's 1998 Health Services revenues, approximately 15% are attributable to Medicare reimbursement and approximately 23% are attributable to Medicaid reimbursement and state and local government contracts.

            The  Company's  home  health care  business is subject to  extensive federal and state regulations which govern, among other things, Medicare, Medicaid, CHAMPUS and other government-funded reimbursement programs, reporting requirements, certification and licensure standards for certain home health agencies and, in some cases, certificate-of-need and pharmacy-licensing requirements. The Company is also subject to a variety of federal and state regulations which prohibit fraud and abuse in the delivery of health care services, including, but not limited to, prohibitions against the offering or making of direct or indirect payments for the referral of patients. As part of the extensive federal and state regulation of the Company's home health care business, the Company is subject to periodic audits, examinations and investigations conducted by, or at the direction of, governmental investigatory and oversight agencies. Violation of the applicable federal and state health care regulations can result in a health care provider's being excluded from participation in the Medicare, Medicaid and/or CHAMPUS programs and can subject the provider to substantial civil and/or criminal penalties.

General
-------

            In general, the Company obtains clients through personal and corporate sales presentations, telephone marketing calls, direct mail solicitation, referrals from other clients and advertising in a variety of local and national media, including the Yellow Pages, newspapers, magazines, trade publications and television. The Company's marketing efforts for Health Services also involve personal contact with case managers for managed health care programs, such as those involving health maintenance organizations (HMOs) and preferred provider organizations (PPOs), physicians and their staffs, hospital management, hospital discharge planners, nursing home supervisors, insurance company representatives and employers with self-funded employee health benefit programs.

            The Company believes that its success in furnishing assignment employees, information technology consultants and caregivers is based, among other factors, on its reputation for quality and local market expertise combined with the resources of its extensive office network and its state of the art information systems. The Company also empowers its branch managers and branch directors with a high level of responsibility, providing strong incentives to manage the business effectively at the local level--one of the central ingredients in a business where relationships are vital to success.

            There is no one client that accounts for as much as 10% of the Company's revenues. In the opinion of the Company, its business is not seasonal to any material degree. There have not been any significant changes in the kinds of services rendered or methods of distribution of the Company since the end of the last fiscal year. The Company's capabilities as a provider of home infusion therapies substantially increased as a result of the Company's acquisition of Quantum Health Resources, Inc. in June 1996. Following its acquisition of IMI Systems Inc. in August 1995, the Company expanded its information technology services business by its acquisition of ARMS, Inc. in March 1996, Systems Partners, Inc. in June 1996 and Vistech, Inc. in January 1997. The Company expanded into legal staffing services through its acquisition of Co-Counsel, Inc. in August 1996 and five smaller subsequent acquisitions and further expanded its financial staffing services business through the acquisition of Accountants Overload in June 1997.

            The Company's assignment employees and caregivers, as well as the employees of other firms providing similar services, are generally paid weekly for their services (the Company's information technology consultants are generally paid twice a month) while payments are generally received from customers within five to sixteen weeks on average of the related billings for such services. Consequently, as new offices are established or acquired or as existing offices expand, there is an ongoing requirement for cash resources to fund current operations as well as to provide for the expansion of the business.

            The Company has grown and pursued expansion opportunities by strengthening relationships with many clients, making acquisitions within and outside the United States, opening additional offices and developing and extending specialized services and service offerings, particularly in health care, information technology, financial and accounting, and legal.

Franchise Operations
--------------------

            At January 3, 1999, approximately 95 offices in the United States were operated by eight franchisees under franchises granted by the Company. Franchisees, who provide services similar to Olsten Staffing Services, have the exclusive right to market and furnish assignment employees within a designated geographic area using certain of the Company's trade names, service marks, advertising materials, sales programs, manuals and forms. Franchisees are offered training, attend seminars, participate in marketing programs and utilize the Company's sales literature. The Company has established operating procedures and standards to be followed by its franchisees. The Company offers franchisees billing, payroll and other data processing systems and services, as well as accounts receivable financing. The Company also assists its franchisees in obtaining business from its corporate accounts and through its national and cooperative local advertising.

            Franchisees operate their businesses autonomously within the framework of the Company's policies and standards, and recruit, employ and pay their own regular, full-time employees and assignment employees. The Company receives royalty fees from each franchise based upon its gross franchise sales. Royalty fees generally start at 5% of gross franchise sales and decrease based upon volume. Sales by franchisees to their clients are not included in the Company's revenues but are included in the Company's systemwide sales. Franchise agreements are generally for a term of ten years and typically are renewable at the option of the franchisee for five additional five-year terms. The Company may terminate a franchise if the franchisee fails to meet the Company's standards or otherwise breaches the franchise agreement. The Company is not granting new franchises and has not granted any since 1980.

Licensed Area Representative Operations
---------------------------------------

            At January 3, 1999, approximately 80 offices in North America were operated by 42 licensed area representatives. A licensed area representative is a person authorized by the Company to operate the Company's Staffing Services business within an exclusive marketing area. The agreements governing licensed area representative operations do not have a stated term. The licensed area representative does not have an ownership interest in the business but receives approximately 50% of the office's gross profit margin in the form of commissions, which are reflected in the Company's selling, general and administrative expenses. Sales by licensed area representatives are included in the Company's revenues. The licensed area representative is responsible for the office's operating expenses, such as rent, utilities and in-office staff salaries, and the Company is responsible for the assignment employee wages and related payroll taxes and insurances. The Company also provides national advertising, shares in the costs of certain local advertising, conducts training seminars and furnishes operating manuals, forms and sales materials to the licensed area representatives.

            Licensed area representatives are required to observe the Company's operating procedures and standards and act for the Company in recruiting, screening, evaluating and hiring assignment employees. The licensed area representatives solicit orders for assignment employees from clients and assign the Company's assignment employees to clients in response to such orders. The Company's experience has shown that licensing is a more profitable method of operation than franchising. The opening of licensed area representative offices is one of the strategies by which the Company is pursuing expansion opportunities.

Source and Availability of Personnel
------------------------------------

            To maximize the cost effectiveness and productivity benefits of its assignment employees, information technology consultants and caregivers, the Company utilizes customized systems and procedures that it has developed and refined over the years. These processes include the recruitment and selection of applicants who fit the client's individual parameters for skills, experience and other criteria. Personalized matching is achieved through initial applicant profiles, personal interviews, skill evaluations and background and reference checks. The Company's new information systems enhance the Company's abilities to better match employees to job assignments. Assignment employees and caregivers are generally employed by the Company on an as-needed basis to meet client demand. Specialized recruitment and retention programs are offered to assignment employees, information technology consultants and caregivers as incentives for them to remain in the employ of the Company.

            Assignment employees, information technology consultants and caregivers are recruited through a variety of sources, including advertising in local and national media, job fairs, solicitations on web sites, direct mail and telephone solicitations, as well as referrals obtained directly from clients and other assignment employees, information technology consultants and caregivers. The Company's assignment employees and caregivers are generally paid by the Company on an hourly basis for time actually worked, subject to a four-hour daily minimum on the days worked. Information technology consultants are paid hourly or are salaried. Wages paid by the Company may vary in different geographic areas to reflect the prevailing wages paid for the particular skills in the community where the services are performed. Although conditions may vary in different areas of the country and with respect to different skill requirements, assignment employees, information technology consultants and caregivers were generally less available during 1998 than they were in the preceding year.

Importance and Effect of Trademarks Held
----------------------------------------

            Various trademarks are registered with the United States Patent and Trademark Office protecting OLSTEN. Certain other marks that are registered or in the process of being registered and are utilized in the Company's business include AMERICA IS COMING HOME WITH US(SM), CHRONICARE(R), CO-COUNSEL(R), CUSTOMIZED ADDED-VALUE(R), EXCELLENCE THROUGH OLSTEN PEOPLE(SM), MAKE THE SURE CALL(SM), OFISS 2000(R), PARTNERSHIP PROGRAM(R), PRECISE(R), PROFILER(R), PROLAW SYSTEM(SM), PROMETRICS(SM), RadSTAR(TM) THE FUTURE IS WORKING WITH OLSTEN(SM) and TOP LINE PEOPLE FOR BOTTOM LINE RESULTS(R). Under current law, federal trademark registrations can be renewed indefinitely. National advertising and usage have, in the belief of the Company, given significance to the Company's marks.

Competitive Position
--------------------

            The Staffing Services and Health Services provided by the Company also are provided by a number of companies which operate, as the Company does, nationally throughout the United States and by numerous regional and local firms and are highly competitive. Unlike the Company, such companies and firms usually provide either staffing services or health services, but not both. The Company is one of North America's and the world's largest providers of staffing services, as well as North America's largest provider of home health care and home infusion therapy services.

            The principal methods of competing are availability of personnel, quality and expertise of services and the price of such services. The Company believes that its favorable competitive position is attributable to its early industry entry, to its widespread office network and to the consistently high quality and targeted services it has provided over the years to its clients, as well as to its screening and evaluation procedures, its training programs and its employee retention techniques.

Number of Persons Employed
--------------------------

            At  January 3,  1999,  the  Company  employed  approximately  12,300 regular, full-time employees and during 1998 employed approximately 613,000 assignment employees, information technology consultants and caregivers. In addition, the Company's franchisees employed approximately 550 regular, full-time employees as well as approximately 75,000 assignment employees during 1998. Employees of franchisees are not the Company's employees.

            As the employer of its assignment employees, information technology consultants and caregivers, the Company is responsible for and pays the employer's share of Social Security taxes, federal and state unemployment taxes, workers' compensation insurance and other similar costs. Assignment employees, information technology consultants and caregivers of the Company are covered by general liability insurance and by a fidelity bond maintained by the Company. In addition, caregivers are covered by professional medical liability insurance. The Company believes that its insurance coverages are adequate for the purposes of its business. The Company believes that its relationships with its employees are generally good.

International Operations
------------------------

            Through subsidiaries, the Company for many years has provided Staffing Services and Health Services in Canada. The Company began providing temporary and permanent placement services outside North America in 1993 with the acquisition of Office Angels in the United Kingdom.

            Expanding the geographic scope of its Staffing Services, the Company in 1995 purchased majority interests in Norsk Personal A/S in Norway (now doing business as Olsten Personal Norden); Allegro Vikarservice Aps in Denmark (now doing business as Attention); and Ready Office S.A. in Argentina (now doing business as Olsten Ready Office). In 1996, the Company acquired, or purchased majority interests in, OFFiS Unternehmen fur Zeitarbeit GmbH & Co. KG in Germany (now doing business as Olsten Personal); Kontorsjouren AB in Sweden (now doing business as Olsten Personalkraft); Top Notch and Multiforce in Puerto Rico; and Dataset OY in Finland (now doing business as Olsten Dataset). In 1997 the
Company purchased majority interests in Adyser, S.A. in Chile (now doing business as Olsten Adyser); Sogica S.A. in France (now doing business as Olsten Travail Temporaire) and in Spain (now doing business as Olsten Trabajo Temporal); Olsten Helsetjenester A/S in Norway (home health care staffing); and Olsten BTV A/S in Denmark (home health care staffing). In 1998, the Company purchased a majority interest in Top Services in Brazil.

            The Company expanded its information technology operations through the acquisitions of Ward Associates Limited (now doing business as IMI Ward Associates)in Canada in 1995 and Harvey Consultants Limited in the United Kingdom and Vikar Konsulent A/S (majority owned and now doing business as Olsten DataVikar) in Norway in 1996.

            Certain financial information, summarized by geographic area, with respect to the Company's international operations is contained herein in Note 12 of Notes to Consolidated Financial Statements.

Item 2.  Properties.
-------

            The international corporate headquarters of the Company are located at 175 Broad Hollow Road, Melville, New York. The building in which the headquarters are located contains approximately 175,000 square feet of office space and is leased from Suffolk County Industrial Development Agency under a lease terminating on April 13, 2007, at which time the Company is obligated to purchase the premises and building thereon for One Dollar. The industrial development revenue bond issued in connection with the acquisition, construction, renovation and equipping of the headquarters building is held by a wholly-owned subsidiary of the Company.

            The leases for the operating offices utilized by the Company's subsidiaries expire at various dates. The Company believes that such facilities are adequate for its immediate needs. The Company does not anticipate that it will have any problem obtaining additional space if needed in the future.

Item 3.  Legal Proceedings.
-------

Government Investigations
-------------------------

            The Company continues to cooperate with the previously disclosed health care industry investigations being conducted by certain governmental agencies (collectively, the "Healthcare Investigations").

            Among the Healthcare Investigations with which the Company continues to cooperate is that being conducted into the Company's preparation of Medicare cost reports by the Office of Investigations section of the Office of Inspector General (an agency within the U.S. Department of Health and Human Services) and the U.S. Department of Justice (the "Cost Reports Investigation").

            The Company also continues to cooperate with the U.S. Department of Justice and other federal agencies investigating the relationship between Columbia/HCA Healthcare Corporation and the Company in connection with the purchase, sale and operation of certain home health agencies which had been owned by Columbia/HCA and managed under contract by Olsten Health Management, a unit of Olsten Health Services that provides management services to hospital-based home health agencies (the "Columbia/HCA Investigation").

            The Company continues to cooperate with various state and federal agencies, including the U.S. Department of Justice, the Office of the Attorney General of New Mexico and the New Mexico Health Care Anti-Fraud Task Force in connection with their investigations into certain healthcare practices of Quantum Health Resources ("Quantum"). Among the matters into which the federal agencies are or were inquiring are allegations of improper billing and fraud against various federally-funded medical assistance programs on the part of Quantum and its post-acquisition successor, the Infusion Therapy Services division of Olsten Health Services (the "Quantum New Mexico Investigation"). Most of the time period that the Company understands to be at issue in the Quantum New Mexico Investigation predates the Company's June 1996 acquisition of Quantum.

            In late March 1999, the Company reached an understanding with the U.S. Department of Justice to settle the civil and criminal aspects of the Cost Reports Investigation and the Columbia/HCA Investigation. Pursuant to the proposed settlement, the consummation of which is subject to the satisfaction of certain conditions, including, among other things, the execution of formal settlement documents, the Company has agreed to pay to the U.S. Department of Justice the sum of $61 million, including approximately $10 million in fines and penalties, and a subsidiary of the Company, Kimberly Home Health Care, Inc., a Missouri corporation, has agreed, in connection with the Columbia/HCA Investigation, to plead guilty to a criminal violation of the federal mail fraud, conspiracy and kickback statutes.

            On January 28, 1999, the Company announced that it had been advised by the United States Attorney's Office for the District of New Mexico ("New Mexico U.S. Attorney's Office") that, in connection with the Quantum New Mexico Investigation, it had dropped its criminal investigation into certain past practices of Quantum. The criminal aspect of the Quantum New Mexico
Investigation had focused on allegations of improper billing and fraud against various federally funded medical assistance programs on the part of Quantum during the period between January 1992 and April 1997. By letter dated February 1, 1999, the New Mexico U.S. Attorney's Office advised the Company that, having ended its criminal inquiry, the Office has referred the Quantum matter to its Affirmative Civil Enforcement ("ACE") Section. As it had done with the Criminal Division of the New Mexico U.S. Attorney's Office, the Company intends to cooperate fully with that Office's ACE Section in connection with its civil inquiry into the Quantum matter that has been referred to it. At this time, the Company is unable to predict the ultimate outcome of the civil Quantum New Mexico Investigation.

            On October 28, 1998, the Company announced that it had entered into a final settlement agreement with several Government agencies investigating certain past practices of Quantum. The agreement was entered into with the U.S. Department of Justice; the Office of Inspector General of the U.S. Department of Health and Human Services; the U.S. Secretary of Defense (for the CHAMPUS/Tricare program); and the Attorneys General for the States of New York and Oklahoma. Pursuant to the settlement, the Company reimbursed the government approximately $4.5 million for certain disputed claims involving the provision of anti-hemophilia factor products to patients covered by certain federal health care programs.

Shareholder Class Action Litigation
-----------------------------------

            In April 1997, a purported class action captioned Gail Weichman v. Olsten Corporation, et al., No. CV 97-1946, was filed in the United States District Court for the Eastern District of New York against the Company, Miriam Olsten, Frank Liguori and Anthony Puglisi. In August 1997, two additional proposed class action lawsuits, captioned Esta S. Goldman v. Olsten Corporation, et al., No. CV 97-4501, and Elliott Waldman v. Olsten Corporation, et al., No. CV 97-5056, were filed in the United States District Court for the Eastern District of New York against the same defendants named in the Weichman lawsuit, plus Stuart Olsten. In September 1997, a fourth proposed class action lawsuit, captioned Michael Cannold v. Olsten Corporation, et al., No. CV 97-5408, was filed in the United States District Court for the Eastern District of New York against the Company, Miriam Olsten, Stuart Olsten, Frank Liguori and Anthony Puglisi. (The Weichman, Goldman, Waldman and Cannold actions are referred to collectively as the "Class Actions.") On September 8, 1998, after the Court consolidated the Class Actions under the caption In re Olsten Corporation Securities Litigation, plaintiffs filed their Consolidated Amended Class Action Complaint (the "Amended Complaint"), naming as defendants the Company, Miriam Olsten, Stuart Olsten, Frank Liguori and Anthony Puglisi. The Amended Complaint asserts claims under Sections 10(b) (including Rule 10b-5 promulgated thereunder), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, alleging that, as a result of certain alleged misstatements and omissions by certain of the defendants, the Company's common stock was artificially inflated during the proposed Class Period (which is defined in the Amended Complaint as the period from February 5, 1996 through July 22, 1997). On October 19, 1998, the Company and the individual defendants served a motion seeking the dismissal of the Amended Complaint; that motion was fully briefed on December 23, 1998. The Company is unable at this time to assess the probable outcome of the Class Actions or the materiality of the risk of loss in connection therewith, given the preliminary stage of the Class Action and the fact that the Amended Complaint does not allege damages with specificity.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------

            No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1998 fiscal year.

Item 4(a).  Executive Officers of the Company.
----------

            The following table sets forth certain information regarding each of the executive officers of the Company:

                       Executive          Expiration
                        Officer            of Term      Positions and Offices
Name                     Since      Age   of Office     with the Company
----                   ----------   ---   ----------    ---------------------

Edward A. Blechschmidt    1998      46     May 1999     President
                                                        and Chief Executive
                                                        Officer

William P. Costantini     1992      51     May 1999     Executive Vice
                                                        President and General
                                                        Counsel

Robert A. Fusco           1992      48     May 1999     Executive Vice
                                                        President and
                                                        President, Olsten
                                                        Health Services

Gerald J. Kapalko         1993      52     May 1999     Executive Vice
                                                        President, Franchise
                                                        Operations

Ronald A. Malone          1999      44     May 1999     Executive Vice
                                                        President and
                                                        President, Olsten
                                                        Staffing Services,
                                                        United States and
                                                        Canada

Anthony J. Puglisi        1993      49     May 1999     Executive Vice
                                                        President and Chief
                                                        Financial Officer

Maureen K. McGurl         1997      51     May 1999     Senior Vice President,
                                                        Human Resources

Carlton P. Schowe         1999      47     May 1999     Senior Vice President
                                                        and President, IMI
                                                        Systems Inc.

            Edward A. Blechschmidt has been Chief Executive Officer of the Company since February 1999 and its President since October 1998. From August 1996 to October 1998, he was President and Chief Executive Officer of Siemens Nixdorf Americas, an information technology company. From January 1996 to July 1996, he was Senior Vice President and Chief Financial Officer of Unisys Corporation, a provider of information technology and consulting services; from January 1995 to December 1995, he was Senior Vice President and President,

United States and Canada Division, of Unisys Corporation; and from 1990 to December 1994, he was Senior Vice President and President, Pacific Asia Americas Division, of Unisys Corporation.

            William P. Costantini has been Executive Vice President of the Company since January 1999 and General Counsel of the Company since June 1992. He was Senior Vice President of the Company from June 1992 to December 1998.

            Robert A. Fusco has been Executive Vice President of the Company since January 1992 and President, Olsten Health Services, since July 1993.

            Gerald J. Kapalko has been Executive Vice President of the Company since July 1993. He was President, Olsten Latin America, from January 1997 to March 1999.

            Ronald A. Malone, has been Executive Vice President of the Company and President, Olsten Staffing Services, United States and Canada, since January 1999. From March 1998 to December 1998, he was Executive Vice President, Operations, of the Company. From March 1997 to February 1998 he was Senior Vice President, Operations, of the Company and from July 1994 to February 1997 he was the Company's Senior Vice President, Southeast Division.

            Anthony J. Puglisi has been Executive Vice President of the Company since August 1998 and Chief Financial Officer of the Company since April 1993. He was Senior Vice President of the Company from April 1993 to July 1998.

            Maureen K. McGurl has been Senior Vice President, Human Resources of the Company since December 1996. From 1984 to December 1996, she was Corporate Vice President of Human Resources and Organizational Planning of Supermarkets General, a supermarket company.

            Carlton P. Schowe has been Senior Vice President of the Company since February 1999 and President of IMI Systems Inc. since September 1997. From October 1996 to September 1997, he was Executive Vice President, U.S. Operations, of IMI Systems Inc. From October 1995 to October 1996, he was Senior Vice President, U.S. Operations of IMI Systems Inc. From June 1994 to October 1995, as a Vice President of IMI Systems Inc., he was also its Northeast Regional Manager.

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
-------   Stockholder Matters.

            Market Information
            ------------------

            The Company has outstanding two classes of common equity securities:
Common Stock and Class B Common Stock. The Company's Common Stock (symbol OLS) is listed on the New York Stock Exchange. The following table sets forth the high and low prices of the Common Stock for each quarter during fiscal 1998 and 1997:


                               1998                         1997
________________________________________________________________________________
                        High           Low           High           Low
                        ----           ---           ----           ---
                          $             $              $             $

1st Quarter            17 5/8        14 5/16        19 1/4         14 3/8
2nd Quarter            16 1/16       11 1/16        21 1/8         15 3/4
3rd Quarter            11 3/4         5 5/8         23             16 11/16
4th Quarter             9 9/16        4 1/2         20             13 11/16
________________________________________________________________________________


            There is no established public trading market for the Company's Class B Common Stock, which is subject to significant restrictions on sale. The Company's Class B Common Stock, which has ten votes per share, is convertible at any time on a share for share basis into the Company's Common Stock, which has one vote per share.

Holders
-------

            On March 15, 1999 there were approximately 1,560 holders of record of the Company's Common Stock (including brokerage firms holding the Company's Common Stock in "street name" and other nominees) and 620 holders of record of the Company's Class B Common Stock.


Dividends per share
-------------------

                                                   Fiscal Year
                                           __________________________
                                             1998               1997
                                           __________________________
    Cash dividends*                        $                  $
    Common Stock                              .22                .28
    Class B Common Stock                      .22                .28





_______________
* The Company paid quarterly dividends in its two most recent fiscal years.

Item 6.     Selected Financial Data.
-------

                                            OLSTEN CORPORATION AND SUBSIDIARIES
                                                   SELECTED FINANCIAL DATA
                                            (In thousands, except share amounts)

                                                        1998          1997          1996          1995          1994
                                                        ----          ----          ----          ----          ----
                                                     (53 Weeks)
                                                          $             $             $             $             $
Service sales, franchise fees,
    management fees and other income                 4,602,790     4,113,014     3,377,729     2,813,768     2,588,697
Net income                                               4,361        93,028        54,642        90,290        92,240
Working capital                                        675,010       687,513       615,593       493,970       438,432
Total assets                                         2,058,807     1,750,201     1,439,240     1,138,410       979,714
Long-term debt                                         606,107       461,178       330,329       267,030       211,250
Shareholders' equity                                   822,520       841,777       769,273       586,389       515,986

SHARE INFORMATION:
     Basic earnings per share                              .05          1.15           .71          1.23          1.27

     Diluted earnings per share                            .05          1.15           .71          1.19          1.21

     Cash dividends                                        .22           .28           .28           .21           .16

     Book value                                          10.12         10.35          9.53          7.98          7.06

Item 7.     Management's Discussion and Analysis of Financial Condition
-------     and Results of Operations.

                        OLSTEN CORPORATION & SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Operating results reflect the combined operations of Olsten Corporation (the "Company"), Quantum Health Resources, Inc. ("Quantum") acquired on June 28, 1996 and Co-Counsel, Inc. ("Co-Counsel") acquired on August 9, 1996. Each of these transactions has been accounted for as a pooling of interests. Comparisons with prior years are based on restated combined results.

In 1998, the Company recorded non-recurring charges and other adjustments of $66 million ($40 million, net of tax), or $.50 per diluted share, related primarily to the restructuring of the Company's home health business as follows:

   In response to a new Medicare reimbursement methodology under Medicare's Interim Payment System, the Company announced office closings and consolidations resulting in non-recurring charges and other adjustments to selling, general and administrative expenses of $37 million ($23 million, net of tax). These charges relate to lease payments of $3 million, employee severance of $4 million, professional fees and related costs of $13 million, fixed assets and software write-offs of $5 million, and an increase in the allowance for doubtful accounts of $12 million. As of year-end, all closures and consolidations of facilities have been completed and approximately 95 percent of the 700 expected terminations have occurred.

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

In 1996, the Company recorded merger, integration and other non-recurring charges totalling $80 million ($48 million, net of tax), or $.59 per diluted share. These charges resulted from the Quantum and Co-Counsel acquisitions of $45 million ($27 million, net of tax); $30 million ($18 million, net of tax) of allowances for a change in the methodology used by Medicare for computing reimbursements in prior years related to the Company's home health care business; and Quantum's charge of $5.5 million ($3.2 million, net of tax) related to the settlement of shareholder litigation.

At January 3, 1999, approximately $5.2 million of the allowances and $2.9 million of other charges, consisting primarily of severance, remain unpaid and were included in accounts receivable and accrued expenses, respectively.

Excluding the effects of non-recurring charges and other adjustments, net income decreased 52 percent to $45 million, or $.55 per diluted share, in 1998 versus $93 million, or $1.15 per diluted share, in 1997. Net income in 1997 decreased 10 percent from $103 million, or $1.30 per diluted share, in 1996.

                        OLSTEN CORPORATION & SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Systemwide sales, which represent sales generated by Company, licensed and franchised offices, and hospital-based home health agencies under management, for the Company's three segments increased 5 percent to $5.1 billion in 1998; 18 percent, to $4.8 billion in 1997; and 24 percent to $4.1 billion in 1996. Staffing Services' systemwide sales increased 18 percent for 1998 and 28 percent for both 1997 and 1996. Information Technology Services' systemwide sales increased 45 percent, 76 percent and 129 percent for 1998, 1997 and 1996, respectively. Health Services' systemwide sales decreased 19 percent in 1998, and increased 2 percent and 15 percent for 1997 and 1996, respectively.

Revenues increased 12 percent in 1998 to $4.6 billion compared to $4.1 billion in 1997. This increase reflected internal growth in Staffing and Information Technology Services and acquisitions in Staffing Services, offset by reduced revenues in Health Services. Revenues in 1997 rose 22 percent from $3.4 billion in 1996.

Staffing Services' revenues grew 20 percent in 1998 and 30 percent in 1997. Acquisitions accounted for 12 percent of the growth in 1998 and 14 percent in 1997, with the balance resulting from increases in volume and pricing. European revenues increased to $947 million in 1998 from $582 million in 1997, contributing 33 percent of total Staffing Services' revenues in 1998 and 24 percent in 1997.

Information Technology Services' revenues grew 45 percent in 1998 to $418 million and 76 percent in 1997 to $287 million. Acquisitions accounted for 36 percent of the growth in 1997.


Health Services' revenues decreased 7 percent in 1998 versus 1997 and increased 4 percent in 1997 compared to 1996. The decline in revenues from 1997 to 1998 is primarily the result of a reduction in Medicare visits stemming from the enactment of the Interim Payment System, as well as the current regulatory climate.

Cost of services sold increased 16 percent to $3.5 billion in 1998; 25 percent to $3 billion in 1997; and 24 percent to $2.4 billion in 1996, due primarily to the growth of revenues. Gross profit margins were 23.9 percent in 1998, 26.7 percent in 1997 and 28.3 percent in 1996. Gross profit margins on a consolidated basis were negatively impacted by the change in the business mix. Staffing Services and Information Technology Services, which operate at lower margins, comprised a larger percentage of the total revenues in 1998 as compared to 1997. In addition, the growth in large volume corporate and partnership accounts, which carry lower markups and lower margins, negatively impacted North American Staffing Services' gross profit margins for the year. International margins were reduced due to competitive pricing and increased social costs. Information Technology Services' gross profit margins were negatively impacted as a result of subcontracted business managed on behalf of clients. Health Services' gross profit margins were negatively impacted by the change in business mix reflecting growth in lower margin Network and Institutional Staffing business and revenue declines in our Medicare business serviced both by our Home Care-Nursing and the visits managed under our Health Management business. The negative influences on Health Services' gross profit margins were partially offset by growth in the Infusion business.

                        OLSTEN CORPORATION & SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling,  general and  administrative  expenses as a percentage of revenues were
22.8 percent, or $1,050 million; 22.2 percent, or $915 million; and 22.8 percent, or $768 million; in 1998, 1997 and 1996, respectively. The increase in expenses as a percentage of revenues in 1998 resulted primarily from the non-recurring charges and other adjustments announced in the second quarter, investments in infrastructure in all business segments, including new systems in both Staffing Services' and Health Services' businesses, as well as the development of the professional services' divisions in Staffing Services. These increases were offset by the cost reduction initiatives, including closing and consolidating offices within the Health Services division as announced in the second quarter as part of the Company's restructuring and recovery plan.

Net interest expense of $30 million, $21 million and $12 million, in 1998, 1997 and 1996, respectively, primarily reflected borrowing costs on long-term debt offset by interest income on investments. The increase resulted from interest expense incurred as the Company continued to fund both its acquisition program and working capital requirements, particularly accounts receivable, necessary to support growth in its Staffing Services' business and Infusion business.

The combination of the factors previously described decreased pretax income from operations, excluding merger, integration and other non-recurring charges, to $87 million in 1998 compared to $161 million in 1997. Pretax income decreased in 1997 from $175 million in 1996.

The 1998 effective income tax rate was 38.8 percent, compared to 39 percent in 1997 and 40.7 percent in 1996. The Company's effective rate has exceeded the Federal statutory rate primarily because of non-deductible goodwill amortization and state income taxes, which vary from year to year in relation to the mix of taxable income by state.

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

The North American Staffing Services business is achieving Year 2000 readiness by replacing all business applications and related infrastructure with compliant technology. This project, referred to as Project REach, is being implemented to increase efficiencies and improve the Company's ability to provide services to customers. The selected systems are Year 2000 compliant and, therefore, no remediation of current applications is necessary. Project REach is approximately 75 percent completed and is on schedule to be fully implemented by July 1999. The Company's European and Latin American staffing operations are achieving readiness primarily through remediation of existing systems which is anticipated to be completed in 1999.

                        OLSTEN CORPORATION & SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Information Technology Services business requires minimal remediation to achieve Year 2000 compliance which is expected to be completed in 1999.

In the Health Services segment, systems critical to the business, which have been identified as non-Year 2000 compliant, are being replaced as part of a project, referred to as Project REO, which is also being implemented to increase efficiencies and improve the Company's ability to provide services to customers. The new infrastructure, which is Year 2000 compliant, is currently being implemented in field offices and is scheduled for completion during 1999. Other Health Services systems which require remediation are also expected to be compliant in 1999.

The total cost of the Company's remediation plan (exclusive of Project REach and Project REO costs) is estimated to be approximately $3 million.

Due to the general uncertainty inherent in the Year 2000 issue resulting, in part, from the uncertainty of the Year 2000 readiness of third-party suppliers, customers and government agencies, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The continuing Year 2000 effort is expected to help reduce the Company's level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 readiness. The Company believes that the implementation of new business systems and the completion of its Year 2000 plan as scheduled should help reduce the likelihood of significant interruptions of normal operations.

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

Liquidity and Capital Resources
-------------------------------

Working capital at January 3, 1999, including $54 million in cash, was $675 million, a decrease of 2 percent versus the prior year. Receivables, net, increased $158 million, or 19 percent, predominantly due to revenue growth and acquisitions in the Staffing Services' business as well as growth in Health Services' Infusion business, which requires more working capital. Fixed assets, net, increased $47 million, or 25 percent, primarily relating to investments in new information systems. Intangibles, principally goodwill, net, increased $79 million, or 15 percent, resulting from acquisitions.

In May 1998, the Company's wholly-owned subsidiary, Olsten International B.V. issued in a public offering, 800 million French Franc (approximately U.S. $134 million at that date), 6 percent Euronotes due 2008. The net proceeds were used to repay existing indebtedness and for general financing purposes.

                        OLSTEN CORPORATION & SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has a revolving credit agreement with a consortium of 11 banks for up to $400 million in borrowings and letters of credit. The agreement, which expires in 2001, was amended in February 1999 to revise the provision related to the maintenance of various financial ratios and covenants, including granting the Company approval to repurchase up to $40 million of the convertible subordinated debentures. As of January 3, 1999, there were $178 million in borrowings and $14 million in standby letters of credit outstanding. The Company has invested available funds in secure, short-term, interest-bearing investments.

The Company anticipates that, in addition to its projected cash flow from operations, new borrowings may be required to meet the Company's projected working capital requirements to fund capital expenditures currently anticipated by the Company, and to satisfy any potential obligations arising from resolution of current investigations. Although no assurance can be given, the Company currently believes that cash flows from operations, borrowings available to the Company under existing financing agreements, and additional borrowings that the Company believes it will be able to obtain should be adequate to meet its projected requirements during 1999 and thereafter. If cash flows from operations or availability under existing and new financing agreements fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, or consider other alternatives designed to enhance the Company's liquidity.

The Company's 1998 annual dividend on common stock and Class B common stock was $.22 per share.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------
The Company's exposure to market risk for changes in interest rates relates to the fair value of long-term fixed and variable rate debt. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at January 3, 1999, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or results of operations.

Legal Matters
-------------

Government Investigations
-------------------------
The Company  continues to cooperate  with the previously  disclosed  health care
industry   investigations  being  conducted  by  certain  governmental  agencies
(collectively, the "Healthcare Investigations").

Among the Healthcare Investigations with which the Company continues to cooperate is that being conducted into the Company's preparation of Medicare cost reports by the Office of Investigations section of the Office of Inspector General (an agency within the U.S. Department of Health and Human Services) and the U.S. Department of Justice (the "Cost Reports Investigation").

                        OLSTEN CORPORATION & SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company also continues to cooperate with the U.S. Department of Justice and other federal agencies investigating the relationship between Columbia/HCA Healthcare Corporation and the Company in connection with the purchase, sale and operation of certain home health agencies which had been owned by Columbia/HCA and managed under contract by Olsten Health Management, a unit of Olsten Health Services that provides management services to hospital-based home health agencies (the "Columbia/HCA Investigation").

The Company continues to cooperate with various state and federal agencies, including the U.S. Department of Justice, the Office of the Attorney General of New Mexico and the New Mexico Health Care Anti-Fraud Task Force, in connection with their investigations into certain healthcare practices of Quantum Health Resources ("Quantum"). Among the matters into which the federal agencies are or were inquiring are allegations of improper billing and fraud against various federally-funded medical assistance programs on the part of Quantum and its post-acquisition successor, the Infusion Therapy Services division of Olsten Health Services (the "Quantum New Mexico Investigation"). Most of the time period that the Company understands to be at issue in the Quantum New Mexico Investigation predates the Company's June 1996 acquisition of Quantum.

In late March 1999, the Company reached an understanding with the U.S. Department of Justice to settle the civil and criminal aspects of the Cost Reports Investigation and the Columbia/HCA Investigation. Pursuant to the proposed settlement, the consummation of which is subject to the satisfaction of certain conditions, including, among other things, the execution of formal settlement documents, the Company has agreed to pay to the U.S. Department of Justice the sum of $61 million, including approximately $10 million in fines and penalties, and a subsidiary of the Company, Kimberly Home Health Care, Inc., a Missouri corporation, has agreed, in connection with the Columbia/HCA Investigation, to plead guilty to a criminal violation of the federal mail fraud, conspiracy and kickback statutes.

On January 28, 1999, the Company announced that it had been advised by the United States Attorney's Office for the District of New Mexico ("New Mexico U.S. Attorney's Office") that, in connection with the Quantum New Mexico Investigation, it had dropped its criminal investigation into certain past practices of Quantum. The criminal aspect of the Quantum New Mexico
Investigation had focused on allegations of improper billing and fraud against various federally funded medical assistance programs on the part of Quantum during the period between January 1992 and April 1997. By letter dated February 1, 1999, the New Mexico U.S. Attorney's Office advised the Company that, having ended its criminal inquiry, the Office has referred the Quantum matter to its Affirmative Civil Enforcement ("ACE") Section. As it had done with the Criminal Division of the New Mexico U.S. Attorney's Office, the Company intends to cooperate fully with that Office's ACE Section in connection with its civil inquiry into the Quantum matter that has been referred to it. At this time, the Company is unable to predict the ultimate outcome of the civil Quantum New Mexico Investigation.

                        OLSTEN CORPORATION & SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On October 28, 1998, the Company announced that it had entered into a final settlement agreement with several Government agencies investigating certain past practices of Quantum. The agreement was entered into with the U.S. Department of Justice; the Office of Inspector General of the U.S. Department of Health and Human Services; the U.S. Secretary of Defense (for the CHAMPUS/Tricare program); and the Attorneys General for the States of New York and Oklahoma. Pursuant to the settlement, the Company reimbursed the government approximately $4.5 million for certain disputed claims involving the provision of anti-hemophilia factor products to patients covered by certain federal health care programs.

Shareholder Class Action Litigation
-----------------------------------
In April 1997, a purported class action captioned Gail Weichman v. Olsten Corporation, et al., No. CV 97-1946, was filed in the United States District Court for the Eastern District of New York against the Company, Miriam Olsten, Frank Liguori and Anthony Puglisi. In August 1997, two additional proposed class action lawsuits, captioned Esta S. Goldman v. Olsten Corporation, et al., No. CV 97-4501, and Elliott Waldman v. Olsten Corporation, et al., No. CV 97-5056, were filed in the United States District Court for the Eastern District of New York against the same defendants named in the Weichman lawsuit, plus Stuart Olsten. In September 1997, a fourth proposed class action lawsuit, captioned Michael Cannold v. Olsten Corporation, et al., No. CV 97-5408, was filed in the United States District Court for the Eastern District of New York against the Company, Miriam Olsten, Stuart Olsten, Frank Liguori and Anthony Puglisi. (The Weichman, Goldman, Waldman and Cannold actions are referred to collectively as the "Class Actions.") On September 8, 1998, after the Court consolidated the Class Actions under the caption In re Olsten Corporation Securities Litigation, plaintiffs filed their Consolidated Amended Class Action Complaint (the "Amended Complaint"), naming as defendants the Company, Miriam Olsten, Stuart Olsten, Frank Liguori and Anthony Puglisi. The Amended Complaint asserts claims under Sections 10(b) (including Rule 10b-5 promulgated thereunder), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, alleging that, as a result of certain alleged misstatements and omissions by certain of the defendants, the Company's common stock was artificially inflated during the proposed Class Period (which is defined in the Amended Complaint as the period from February 5, 1996 through July 22, 1997). On October 19, 1998, the Company and the individual defendants served a motion seeking the dismissal of the Amended Complaint; that motion was fully briefed on December 23, 1998. The Company is unable at this time to assess the probable outcome of the Class Actions or the materiality of the risk of loss in connection therewith, given the preliminary stage of the Class Actions and the fact that the Amended Complaint does not allege damages with specificity.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
--------

            The information required by this item is included in the text in response to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, above and is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data.
-------

            The following financial statements of the Company are included in this Report:




                                                          Page(s) in this Report
                                                          ----------------------


Consolidated Financial Statements:

  Balance Sheets as of January 3, 1999 and
    December 28, 1997                                               F-2


  Statements of Income for the three years
    ended January 3, 1999                                           F-3


  Statements of Changes in Shareholders' Equity
    for the three years ended January 3, 1999                       F-4


  Statements of Cash Flows for the three years
    ended January 3, 1999                                           F-5


  Notes to Consolidated Financial Statements                     F-6 - F-22


  Report of Independent Accountants                                 F-23



Item 9.     Changes in and Disagreements with Accountants on Accounting
-------     and Financial Disclosure.

            There have been no such changes or disagreements.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.
--------

            See the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement with respect to its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. See also the information with respect to executive officers of the Company under Item 4(a) of PART I hereof, which information is incorporated herein by reference.

Item 11.    Executive Compensation.
--------

            See the information under the captions "Election of Directors," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," "Retirement Plan," "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" and "Compensation Committee Report on Executive Compensation" in the Company's definitive Proxy Statement with respect to its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.
--------

            See the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement with respect to its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.
--------

            See the information under the caption "Certain Transactions" in the Company's definitive Proxy Statement with respect to its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------

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

                       +3(b)    By-Laws of Registrant.

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

                        4(d) Form of Indenture dated as of October 8, 1993 between Quantum Health Resources, Inc. and First Trust National Association, as Trustee, relating to 4 3/4% Convertible Subordinated Debentures Due 2000 of Quantum Health Resources, Inc., filed as Exhibit 4.1 to Registration Statement on Form S-3 (Reg. No. 33-69088) of Quantum Health Resources, Inc., is incorporated herein by reference.















________________
+ Filed herewith.

                        4(e) Supplemental Indenture dated as of June 28, 1996 between Quantum Health Resources, Inc. and First Trust National Association, as Trustee, filed as
                                Exhibit 4(e) to Registrant's Annual Report on Form 10-K for the year ended December 29, 1996, is incorporated herein by reference.

                      *10(a) Registrant's Incentive Restricted Stock Plan, as amended, filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

                      *10(b) Form of agreement under Registrant's Incentive Restricted Stock Plan, filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended December 30, 1990, is incorporated herein by reference.

                       10(c) Credit Agreement dated as of August 9, 1996 among Registrant, the Banks signatory thereto and The Chase Manhattan Bank, as Agent, covering $400 million credit facility, filed as Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

                       10(c)(1) Amendment  No. 1 dated as of August 27,  1997 to
                                Credit Agreement dated as of August 9, 1996 among Registrant, the Banks signatory thereto and The Chase Manhattan Bank, as Agent, filed as
                                Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, is incorporated herein by reference.



















________________
*Management contract or compensatory plan or arrangement.

                       10(c)(2) Amendment No. 2 dated as of February 24, 1998 to
                                Credit Agreement dated as of August 9, 1996 among Registrant, the Banks signatory thereto and The Chase Manhattan Bank, as Agent, filed as
                                Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998, is incorporated herein by reference.

                       10(c)(3) Amendment  No. 3 dated  as of July  30,  1998 to
                                Credit Agreement dated as of August 9, 1996 among Registrant, the Banks signatory thereto and The Chase Manhattan Bank, as Agent, filed as
                                Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, is incorporated herein by reference.

                      *10(d) Registrant's 1990 Non-Qualified Stock Option Plan for Non-Employee Directors and Consultants, as amended and restated, is incorporated by reference to Exhibit B to Registrant's definitive Proxy Statement with respect to its 1998 Annual Meeting of Shareholders.

                      *10(e) Registrant's Supplemental Retirement Plan for Key Executives filed as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended January 3, 1993, is incorporated herein by reference.

                      *10(f) Registrant's Executive Voluntary Deferred Compensation Plan and Trust Agreement between Registrant and Prudential Trust Company, filed as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.


















________________
*Management contract or compensatory plan or arrangement.

                      *10(g) Registrant's Deferred Compensation Plan for Outside Directors, filed as Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

                      *10(h) Employment Agreement dated March 28, 1994 between Registrant and Frank N. Liguori, filed as Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

                      *10(i) Amendment dated March 27, 1996 to Employment Agreement between Registrant and Frank N. Liguori, filed as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended December 29, 1996, is incorporated herein by reference.

                     +*10(j) Separation Agreement dated as of February 10, 1999 between Registrant and Frank N. Liguori.

                      *10(k) Agreement dated November 8, 1993 between Registrant and Frank N. Liguori covering incentive award under Incentive Restricted Stock Plan and amendment thereto dated March 27, 1994, filed as Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994, is incorporated herein by reference.

                      *10(l) Form of change in control agreement between Registrant and each of Robert A. Fusco, Gerald
                                J.  Kapalko  and  Anthony J.  Puglisi,  filed as
                                Exhibit 10(o) to Registrant's Annual Report on Form 10-K for the year ended January 1, 1995, is incorporated herein by reference.














________________
*Management contract or compensatory plan or arrangement.

+Filed herewith.

                      *10(m) Registrant's 1994 Stock Incentive Plan, as amended and restated, is incorporated by reference to Exhibit A to Registrant's definitive Proxy Statement with respect to its 1998 Annual Meeting of Shareholders.

                      *10(n) Registrant's Executive Officers Bonus Plan is incorporated by reference to Exhibit A to Registrant's definitive Proxy Statement with respect to its 1999 Annual Meeting of Shareholders.

                      *10(o) Registrant's Stock & Deferred Compensation Plan for Non-Employee Directors is incorporated by reference to Exhibit C to Registrant's definitive Proxy Statement with respect to its 1998 Annual Meeting of Shareholders.

                       10(p) Lease Agreement dated as of April 1, 1995 between Suffolk County Industrial Development Agency and OLS Holdings, Inc. covering headquarters facility at 175 Broad Hollow Road, Melville, New York, filed as Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

                       10(q) Fiscal Agency Agreement, dated May 6, 1998, relating to French Franc 800,000,000 6% Notes due 2008 guaranteed by Registrant, filed as
                                Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, is incorporated herein by reference.

                      +21       Subsidiaries of Registrant.

                      +23       Consent    of    PricewaterhouseCoopers     LLP,
                                independent accountants.

                      +27       Financial Data Schedule.











________________
*Management contract or compensatory plan or arrangement.

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

                                      OLSTEN CORPORATION


  Date:  April 1, 1999                By: /s/ Edward A. Blechschmidt
                                         ---------------------------
                                         Edward A. Blechschmidt
                                         President and Chief
                                         Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date:  April 1, 1999                By: /s/ Edward A. Blechschmidt
                                         ---------------------------
                                         Edward A. Blechschmidt
                                         President and Chief
                                         Executive Officer and Director
                                         (Principal Executive Officer)

  Date:  April 1, 1999                By: /s/ Anthony J. Puglisi
                                         ---------------------------
                                         Anthony J. Puglisi
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

  Date:  April 1, 1999                By: /s/ Victor F. Ganzi
                                         ---------------------------
                                         Victor F. Ganzi
                                         Director

  Date:  April 1, 1999                By: /s/ Stuart R. Levine
                                         ---------------------------
                                         Stuart R. Levine
                                         Director

  Date:  April 1, 1999                By: /s/ John M. May
                                         ---------------------------
                                         John M. May
                                         Director

  Date:  April 1, 1999                By: /s/ Miriam Olsten
                                         ---------------------------
                                         Miriam Olsten
                                         Director

  Date:  April 1, 1999                By: /s/ Stuart Olsten
                                         ---------------------------
                                         Stuart Olsten
                                         Director

  Date:  April 1, 1999                By: /s/ Richard J. Sharoff
                                         ---------------------------
                                         Richard J. Sharoff
                                         Director

  Date:  April 1, 1999                By: /s/ Raymond S. Troubh
                                         ---------------------------
                                         Raymond S. Troubh
                                         Director

  Date:  April 1, 1999                By: /s/ Josh S. Weston
                                         ---------------------------
                                         Josh S. Weston
                                         Director

                       OLSTEN CORPORATION and SUBSIDIARIES

                          INDEX to FINANCIAL STATEMENTS




                                   ___________






                                                                   Pages
                                                                   -----


    Consolidated Financial Statements:

        Balance Sheets as of January 3, 1999 and
          December 28, 1997                                          F-2


        Statements of Income for the three years
          ended January 3, 1999                                      F-3


        Statements of Changes in Shareholders' Equity
          for the three years ended January 3, 1999                  F-4


        Statements of Cash Flows for the three
          years ended January 3, 1999                                F-5


        Notes to Consolidated Financial Statements                F-6 - F-22


        Report of Independent Accountants                            F-23

                                         OLSTEN CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share amounts)

                                                                   January 3, 1999          December 28, 1997
                                                                   ---------------          -----------------
ASSETS
Current assets
   Cash                                                             $     53,831             $     84,810
   Receivables, less allowance for doubtful
     accounts of $35,555 and $25,326, respectively                     1,005,685                  847,419
   Inventories                                                            90,383                   56,893
   Prepaid expenses and other current assets                              43,920                   33,822
                                                                     -----------              -----------
           Total current assets                                        1,193,819                1,022,944

Fixed assets, net                                                        233,131                  186,347
Intangibles, principally goodwill, net of
   accumulated amortization of $131,779
   and $102,998, respectively                                            613,616                  534,284
Other assets                                                              18,241                    6,626
                                                                     -----------              -----------
                                                                      $2,058,807               $1,750,201
                                                                       =========                =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accrued expenses                                                  $   195,594              $   152,239
   Payroll and related taxes                                             144,330                   86,071
   Accounts payable                                                      142,547                   55,851
   Insurance costs                                                        36,338                   41,270
                                                                     -----------              -----------
           Total current liabilities                                     518,809                  335,431

Long-term debt                                                           606,107                  461,178

Other liabilities                                                        111,371                  111,815

Commitments                                                                   --                       --

Shareholders' equity
   Common stock $.10 par value; authorized
     110,000,000 shares; issued 68,253,080
     shares and 68,151,708 shares, respectively                            6,825                    6,815
   Class B common stock $.10 par value; authorized
     50,000,000 shares; issued 13,071,560 shares and
     13,157,617 shares, respectively                                       1,307                    1,316
   Additional paid-in capital                                            447,488                  447,297
   Retained earnings                                                     377,268                  390,786
   Accumulated other comprehensive income                                 (9,913)                  (4,437)
   Less treasury stock, at cost; 45,700 shares in 1998                      (455)                      --
                                                                     -----------              -----------
           Total shareholders' equity                                    822,520                  841,777
                                                                      ----------               ----------
                                                                      $2,058,807               $1,750,201
                                                                       =========                =========

    See notes to consolidated financial statements.

                                                  OLSTEN CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                  For the Three Years Ended January 3,
                                                1999 (In thousands, except share amounts)

                                                                      1998              1997               1996
                                                                      ----              ----               ----
                                                                   (53 Weeks)
Service sales, franchise fees, management
   fees and other income                                          $4,602,790         $4,113,014         $3,377,729
Cost of services sold                                              3,500,941          3,016,802          2,422,160
                                                                   ---------          ---------          ---------

   Gross profit                                                    1,101,849          1,096,212            955,569

Selling, general and administrative expenses                       1,050,339            914,632            768,448
Interest expense, net                                                 30,481             21,101             12,260
Merger, integration and other non-recurring charges                       --                 --             80,000
                                                                   ---------          ---------          ---------

   Income before income taxes and minority interests                  21,029            160,479             94,861

Income taxes                                                           8,149             62,587             38,627
                                                                   ---------          ---------          ---------

   Income before minority interests                                   12,880             97,892             56,234

Minority interests                                                     8,519              4,864              1,592
                                                                   ---------          ---------          ---------

   Net income                                                     $    4,361         $   93,028         $   54,642
                                                                   =========          =========          =========

SHARE INFORMATION:
   Basic earnings per share:
     Net income                                                   $      .05         $     1.15         $      .71
                                                                   ---------          ---------          ---------
     Average shares outstanding                                       81,300             81,237             77,362
                                                                   ---------          ---------          ---------

   Diluted earnings per share:
     Net income                                                   $      .05         $     1.15         $      .71
                                                                   ---------          ---------          ---------
     Average shares outstanding                                       81,402             83,115             82,025
                                                                   ---------          ---------          ---------

See notes to consolidated financial statements.

                                                   OLSTEN CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF
                                                    CHANGES IN SHAREHOLDERS' EQUITY
                                               For the Three Years Ended January 3, 1999
                                                  (In thousands, except share amounts)

                                                                                         Accumulated
                                             Common stock       Additional                     other    Treasury stock
                                           ------------------      paid-in   Retained  comprehensive   ----------------
                                           Shares      Amount      capital   earnings  (loss) income   Shares    Amount    Total
                                           ------      ------   ----------   --------  -------------   ------    ------    -----
Balance at December 31, 1995             73,487,548    $7,349    $294,758    $286,037    $(1,755)         --      $--    $586,389

   Comprehensive income:
     Net income and cumulative
       translation adjustment                    --        --          --      54,642      3,502          --       --      58,144
   Cash dividends                                --        --          --     (20,183)        --          --       --     (20,183)
   Exercise of stock options, warrants
     and employee stock purchases         1,870,185       187      20,916          --         --          --       --      21,103
   Amortization of restricted stock              --        --         952          --         --          --       --         952
   Conversion of debentures               5,381,288       538     122,330          --         --          --       --     122,868
                                         ----------    ------    --------    --------    -------     -------    -----    --------
Balance at December 29, 1996             80,739,021     8,074     438,956     320,496      1,747          --       --     769,273


   Comprehensive income:
     Net income and cumulative
       translation adjustment                    --        --          --      93,028     (6,184)         --       --      86,844
   Cash dividends                                --        --          --     (22,738)        --          --       --     (22,738)
   Exercise of stock options                133,924        13       1,948          --         --          --       --       1,961
   Issuance of restricted stock             436,380        44       5,674          --         --          --       --       5,718
   Amortization of restricted stock              --        --         719          --         --          --       --         719
                                         ----------    ------    --------    --------    -------     -------    -----    --------
Balance at December 28, 1997             81,309,325     8,131     447,297     390,786     (4,437)         --       --     841,777

   Comprehensive income:
     Net income and cumulative
       translation adjustment                    --        --          --       4,361     (5,476)         --       --      (1,115)
   Cash dividends                                --        --          --     (17,879)        --          --       --     (17,879)
   Exercise of stock options                  6,515        --          72          --         --          --       --          72
   Non-employee director stock
     compensation                             8,800         1         119          --         --          --       --         120
   Repurchase of common stock                    --        --          --          --         --     (45,700)    (455)       (455)
                                         ----------    ------    --------    --------    -------     -------    -----    --------
Balance at January 3, 1999               81,324,640    $8,132    $447,488    $377,268    $(9,913)    (45,700)   $(455)   $822,520
                                         ==========    ======    ========    ========    =======     =======    =====    ========

See notes to consolidated financial statements.

                                          OLSTEN CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       For the Three Years Ended January 3, 1999
                                                   (In thousands)
                                                                          1998            1997            1996
                                                                          ----            ----            ----
                                                                       (53 Weeks)
OPERATING ACTIVITIES:
Net income                                                            $   4,361       $  93,028       $  54,642
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     Depreciation and amortization                                       69,433          55,506          43,897
     Provision for doubtful accounts                                     27,881          28,605          20,342
Deferred income taxes                                                    15,669          14,102            (446)
     Loss on disposal of fixed assets                                     5,292           3,743           6,161
     Minority interests in results of operations of consolidated
      subsidiaries                                                        8,519           4,864           1,592
     Changes in assets and liabilities, net of effects from
      acquisitions and dispositions:
              Accounts receivable                                      (131,647)       (151,140)       (127,071)
              Inventories, prepaid expenses
                and other current assets                                    718          11,806         (15,679)
              Current liabilities                                        42,817          43,272          14,426
              Other, net                                                 16,246         (18,411)        (12,223)
                                                                      ---------       ---------       ---------
     Net cash provided by (used in) operating activities                 59,289          85,375         (14,359)
INVESTING ACTIVITIES:                                                 ---------       ---------       ---------
Acquisitions of businesses, net of cash acquired                       (106,997)       (149,603)       (136,218)
Purchases of fixed assets                                               (92,826)        (72,795)        (47,375)
Disposition of fixed assets and businesses                                2,824           1,834           6,220
Proceeds from sale of investment securities                                  --           9,415             842
                                                                      ---------       ---------       ---------
     Net cash used in investing activities                             (196,999)       (211,149)       (176,531)
FINANCING ACTIVITIES:                                                  ---------       ---------      ---------
Net proceeds from issuance of notes                                     132,427              --              --
Cash dividends                                                          (17,879)        (22,738)        (20,183)
Repayment of notes payable                                               (6,202)         (6,816)             --
Net (repayments of) proceeds from line of credit agreements              (1,694)        135,437          (8,947)
Repurchase of common stock                                                 (455)             --              --
Issuances of common stock under stock plans                                  72           1,961          21,103
Net proceeds from issuance of senior notes                                   --              --         197,224
                                                                      ---------       ---------       ---------
     Net cash provided by  financing activities                         106,269         107,844         189,197
                                                                      ---------       ---------       ---------
Effect of exchange rate changes on cash                                     462          (2,985)             --
                                                                      ---------       ---------       ---------
Net decrease in cash                                                    (30,979)        (20,915)         (1,693)
Cash at beginning of year                                                84,810         105,725         107,418
                                                                      ---------       ---------       ---------
Cash at end of year                                                   $  53,831       $  84,810       $ 105,725
                                                                      =========       =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash payments for interest                                         $  28,581       $  24,415       $  15,260
   Cash payments for income taxes                                     $  34,697       $  20,702       $  64,073

NON-CASH TRANSACTIONS:
   Assets acquired through the issuance of a note                     $      --       $  19,535       $      --
   Issuance of restricted stock                                       $      --       $   6,437       $      --
   Conversion of debt to equity                                       $      --       $      --       $ 124,846

See notes to consolidated financial statements.    F-5

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

Note 1. Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company's fiscal year ends on the Sunday nearest to December 31st, which was January 3, 1999 for 1998, December 28, 1997 for 1997 and December 29, 1996 for 1996. Certain prior period amounts have been reclassified to conform with the current year presentation.

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

Cash
Cash includes equivalents, which are highly liquid investments with original maturities of three months or less.

Inventories
Inventories consist primarily of biological and pharmaceutical products and supplies held for sale or distribution to patients through prescription. The Company records inventories at the lower of cost (weighted average cost) or market.

Fixed Assets
Fixed assets, including external costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement.

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

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

Foreign Currency Translation
Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses and cash flows. Translation adjustments are recorded within accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are not significant.

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

Earnings Per Share
In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Earnings per share amounts for all periods prior to December 28, 1997, have been restated to conform to the SFAS No. 128 requirements.

Newly Issued Accounting Standards
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. As shown in the Statement of Changes in Shareholders' Equity, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to the Company's stockholders. As this standard only requires additional information in the financial statements, it does not affect the Company's results of operations or financial position.

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that publicly-held companies report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not impact the Company's results of operations or financial position, but did affect the disclosure of segment information.

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

Note 2. Acquisitions

Under the terms of the 1997 purchase agreement for Olsten Travail Temporaire (formerly Sogica S.A.), an additional payment of approximately $31 million was paid in the second quarter of 1998. An additional purchase price payment will be required in the year 2000, calculated based upon the average net income for the three fiscal years ended 1999. Such additional payments relate to the Company's original purchase of 70 percent of the Olsten Travail Temporaire shares. The Company is obligated in the year 2000 to purchase the remaining 30 percent of the shares at a price to be determined by a multiple ranging from an upper limit of 16 to a lower limit of 10, applied to the average net income for the fiscal years ended 1998 and 1999.

During 1998, the Company continued to expand by acquiring additional offices in North America, France, Denmark, Brazil and Norway for an aggregate cash outlay of $41 million. In addition, the Company acquired certain home health care operations, primarily in the state of Florida, in asset transactions totalling approximately $35 million in cash.

Assets acquired and liabilities assumed for the purchase acquisitions were $55 million and $42 million, respectively. Substantially all of the purchase price of acquisitions in excess of net assets acquired was recorded as goodwill (approximately $97 million) and will be amortized over 40 years. The results of operations of the acquired companies are included in the Company's 1998
Consolidated Statement of Income from the dates of acquisition. Pro forma results of operations are not presented as the pro forma impact of the purchased acquisitions, which were accounted for by the purchase method of accounting, was not significant to the Company's Financial Statements.

Note 3. Merger, Integration and Other Non-Recurring Charges

In 1998, the Company recorded non-recurring charges and other adjustments of $66 million ($40 million, net of tax), or $.50 per diluted share, related primarily to the restructuring of the Company's home health business as follows:

   In response to a new Medicare reimbursement methodology under Medicare's Interim Payment System, the Company announced office closings and consolidations resulting in non-recurring charges and other adjustments to selling, general and administrative expenses of $37 million ($23 million, net of tax). These charges relate to lease payments of $3 million, employee severance of $4 million, professional fees and related costs of $13 million, fixed assets and software write-offs of $5 million, and an increase in the allowance for doubtful accounts of $12 million. As of year-end, all closures and consolidations of facilities have been completed and approximately 95 percent of the 700 expected terminations have occurred.

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

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

In 1996, the Company recorded merger, integration and other non-recurring charges totalling $80 million ($48 million, net of tax), or $.59 per diluted share. These charges resulted from the Quantum and Co-Counsel acquisitions of $45 million ($27 million, net of tax); $30 million ($18 million, net of tax) of allowances for a change in the methodology used by Medicare for computing reimbursements in prior years related to the Company's home health care business; and Quantum's charge of $5.5 million ($3.2 million, net of tax) related to the settlement of shareholder litigation.

At January 3, 1999, approximately $5.2 million of the allowances and $2.9 million of other charges, consisting primarily of severance, remain unpaid and were included in accounts receivable and accrued expenses, respectively.

Note 4. Fixed Assets, Net
                                                          January 3, 1999     December 28, 1997
                                                          ---------------     -----------------

Computer equipment and software                               $212,528             $160,936
Furniture and fixtures                                          74,166               73,082
Buildings and improvements                                      67,358               60,162
Machinery and equipment                                         26,875               23,234
                                                              --------             --------
                                                               380,927              317,414
Less accumulated depreciation and amortization                 147,796              131,067
                                                               -------              -------
                                                              $233,131             $186,347
                                                               =======              =======

Depreciation expense was approximately $46 million in 1998, $36 million in 1997 and $28 million in 1996.

Note 5. Long-Term Debt
                                                          January 3, 1999     December 28, 1997
                                                          ---------------     -----------------

7% Senior Notes due 2006, net of unamortized discount         $199,257              $199,154
Revolving credit agreement                                     178,400               175,774
6% Guaranteed Notes due 2008, net of unamortized discount      142,200                    --
4 3/4% Convertible Subordinated Debentures due 2000             86,250                86,250
                                                              --------              --------
                                                              $606,107              $461,178
                                                              ========              ========

In March 1996, the Company issued $200 million in 7% Senior Notes due 2006. The proceeds were used to repay a portion of its revolving credit facility; to expand the Company's existing office network and the types of services provided to clients, both internally and through acquisitions; and for general working capital purposes.

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

The Company has a revolving credit agreement with 11 banks, providing for up to $400 million in borrowings and letters of credit in both U.S. and various foreign currencies. At the Company's option, the interest rate on borrowings under the agreement is based on the London Interbank Offered Rate (LIBOR), the United States prime rate, or the Eurocurrency rate. The agreement, which expires in 2001, was amended in February 1999 to revise the provision related to the maintenance of various financial ratios and covenants, including granting the Company approval to repurchase up to $40 million of the convertible subordinated debentures. As of January 3, 1999, there were $178 million in borrowings and $14 million in standby letters of credit outstanding.

In May 1998, the Company's wholly-owned subsidiary, Olsten International B.V., issued in a public offering, 800 million French Franc (approximately U.S. $134 million at that date), 6 percent Euronotes due 2008. The net proceeds were used to repay existing indebtedness and for general financing purposes.

In 1993, Quantum issued $86.3 million of 4 3/4% Convertible Subordinated Debentures maturing in 2000. The debentures are convertible into the Company's Class B common stock at $52.26 per share. Subsequent to year-end, the Company retired $7.7 million of the convertible subordinated debentures at 88.5 percent of the principal amount, resulting in a gain of approximately $900.

Interest expense is net of interest income of $3.8 million in 1998, $4.3 million in 1997 and $9.1 million in 1996.

Note 6. Legal Matters

Government Investigations
-------------------------
The Company  continues to cooperate  with the previously  disclosed  health care
industry   investigations  being  conducted  by  certain  governmental  agencies
(collectively, the "Healthcare Investigations").

Among the Healthcare Investigations with which the Company continues to cooperate is that being conducted into the Company's preparation of Medicare cost reports by the Office of Investigations section of the Office of Inspector General (an agency within the U.S. Department of Health and Human Services) and the U.S. Department of Justice (the "Cost Reports Investigation").

The Company also continues to cooperate with the U.S. Department of Justice and other federal agencies investigating the relationship between Columbia/HCA Healthcare Corporation and the Company in connection with the purchase, sale and operation of certain home health agencies which had been owned by Columbia/HCA and managed under contract by Olsten Health Management, a unit of Olsten Health Services that provides management services to hospital-based home health agencies (the "Columbia/HCA Investigation").

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

The Company continues to cooperate with various state and federal agencies, including the U.S. Department of Justice, the Office of the Attorney General of New Mexico and the New Mexico Health Care Anti-Fraud Task Force in connection with their investigations into certain healthcare practices of Quantum Health Resources ("Quantum"). Among the matters into which the federal agencies are or were inquiring are allegations of improper billing and fraud against various federally-funded medical assistance programs on the part of Quantum and its post-acquisition successor, the Infusion Therapy Services division of Olsten Health Services (the "Quantum New Mexico Investigation"). Most of the time period that the Company understands to be at issue in the Quantum New Mexico Investigation predates the Company's June 1996 acquisition of Quantum.

In late March 1999, the Company reached an agreement in principle to settle all civil and criminal aspects of the Cost Reports Investigation and the
Columbia/HCA Investigation. Pursuant to the proposed settlement, the consummation of which is conditioned upon, among other things, the execution of formal settlement documents, the Company has agreed to pay to the U.S. Department of Justice the sum of $61 million and a subsidiary of the Company, Kimberly Home Health Care, Inc., a Missouri corporation, has agreed, in connection with the Columbia/HCA Investigation, to plead guilty to a criminal violation of the federal mail fraud, conspiracy and kickback statutes.

On January 28, 1999, the Company announced that it had been advised by the United States Attorney's Office for the District of New Mexico ("New Mexico U.S. Attorney's Office") that, in connection with the Quantum New Mexico Investigation, it had dropped its criminal investigation into certain past practices of Quantum. The criminal aspect of the Quantum New Mexico
Investigation had focused on allegations of improper billing and fraud against various federally funded medical assistance programs on the part of Quantum during the period between January 1992 and April 1997. By letter dated February 1, 1999, the New Mexico U.S. Attorney's Office advised the Company that, having ended its criminal inquiry, the Office has referred the Quantum matter to its Affirmative Civil Enforcement ("ACE") Section. As it had done with the Criminal Division of the New Mexico U.S. Attorney's Office, the Company intends to cooperate fully with that Office's ACE Section in connection with its civil inquiry into the Quantum matter that has been referred to it. At this time, the Company is unable to predict the ultimate outcome of the civil Quantum New Mexico Investigation.

On October 28, 1998, the Company announced that it had entered into a final settlement agreement with several Government agencies investigating certain past practices of Quantum. The agreement was entered into with the U.S. Department of Justice; the Office of Inspector General of the U.S. Department of Health and Human Services; the U.S. Secretary of Defense (for the CHAMPUS/Tricare program); and the Attorneys General for the States of New York and Oklahoma. Pursuant to the settlement, the Company reimbursed the government approximately $4.5 million for certain disputed claims involving the provision of anti-hemophilia factor products to patients covered by certain federal health care programs.

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)


Shareholder Class Action Litigation
-----------------------------------
In April 1997, a purported class action captioned Gail Weichman v. Olsten Corporation, et al., No. CV 97-1946, was filed in the United States District Court for the Eastern District of New York against the Company, Miriam Olsten, Frank Liguori and Anthony Puglisi. In August 1997, two additional proposed class action lawsuits, captioned Esta S. Goldman v. Olsten Corporation, et al., No. CV 97-4501, and Elliott Waldman v. Olsten Corporation, et al., No. CV 97-5056, were filed in the United States District Court for the Eastern District of New York against the same defendants named in the Weichman lawsuit, plus Stuart Olsten. In September 1997, a fourth proposed class action lawsuit, captioned Michael Cannold v. Olsten Corporation, et al., No. CV 97-5408, was filed in the United States District Court for the Eastern District of New York against the Company, Miriam Olsten, Stuart Olsten, Frank Liguori and Anthony Puglisi. (The Weichman, Goldman, Waldman and Cannold actions are referred to collectively as the "Class Actions.") On September 8, 1998, after the Court consolidated the Class Actions under the caption In re Olsten Corporation Securities Litigation, plaintiffs filed their Consolidated Amended Class Action Complaint (the "Amended Complaint"), naming as defendants the Company, Miriam Olsten, Stuart Olsten, Frank Liguori and Anthony Puglisi. The Amended Complaint asserts claims under Sections 10(b) (including Rule 10b-5 promulgated thereunder), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, alleging that, as a result of certain alleged misstatements and omissions by certain of the defendants, the Company's common stock was artificially inflated during the proposed Class Period (which is defined in the Amended Complaint as the period from February 5, 1996 through July 22, 1997). On October 19, 1998, the Company and the individual defendants served a motion seeking the dismissal of the Amended Complaint; that motion was fully briefed on December 23, 1998. The Company is unable at this time to assess the probable outcome of the Class Actions or the materiality of the risk of loss in connection therewith, given the preliminary stage of the Class Actions and the fact that the Amended Complaint does not allege damages with specificity.

Note 7. Lease Commitments

The Company rents certain properties under noncancellable, long-term operating leases, which expire at various dates. Certain of these leases require additional payments for taxes, insurance and maintenance and, in many cases, provide for renewal options. Rent expense under all leases was $64,357 in 1998, $51,190 in 1997 and $44,364 in 1996.

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

Future minimum rental commitments for all noncancellable leases having a remaining term in excess of one year at January 3, 1999 are as follows:

                                                      $

                          1999                      55,737
                          2000                      42,816
                          2001                      30,298
                          2002                      19,617
                          2003                      12,879
                          Thereafter                34,902

Note 8. Shareholders' Equity

Common stock consists of shares of common stock and Class B common stock as follows:

                                January 3, 1999   December 28, 1997   December 29, 1996
                                ---------------   -----------------   -----------------

Common stock                       68,253,080          68,151,708          66,652,997
Class B common stock               13,071,560          13,157,617          14,086,024
Treasury stock (common stock)         (45,700)                 --                  --
                                  -----------         -----------         -----------

                                   81,278,940          81,309,325          80,739,021
                                  ===========         ===========         ===========


Each share of Class B common stock is convertible into one share of common stock, has a par value of $.10 and is entitled to 10 votes. The Company is also authorized to issue 250,000 shares of preferred stock; no shares have been issued.

In July 1998, the Board of Directors authorized the repurchase, at management's discretion, of up to 4 million shares of the Company's $.10 par value common stock. Approximately 46,000 shares have been repurchased at a total cost of approximately $455. The Company does not anticipate making additional repurchases of its common stock within the foreseeable future.

Note 9. Stock Plans

In 1998, shareholders of the Company approved the adoption of the Company's Stock & Deferred Compensation Plan for Non-Employee Directors which provides for payment of annual retainer fees to non-employee directors in the form of shares of common stock and also allows deferral of such payments until termination of the director's service. The total number of shares of common stock reserved for issuance under this plan is 150,000. At January 3, 1999, 8,800 shares were issued and 6,600 shares were deferred.

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

In 1994, shareholders of the Company approved the adoption of the 1994 Stock Incentive Plan ("1994 Plan") under which 3 million shares of common stock were reserved for issuance upon exercise of options thereunder. In 1995, shareholders of the Company approved amendments to the 1994 Plan which increased the maximum term of stock options granted under the 1994 Plan from five years to ten years and extended eligibility under the 1994 Plan to the Company's franchisees and licensees. In 1998, an additional 3 million shares were approved by the shareholders, aggregating 6 million shares of common stock reserved for issuance. These options may be awarded in the form of incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"). The option price of an ISO cannot be less than 100 percent, and the option price of the NQSO cannot be less than 85 percent, of the fair market value at the date of grant. This plan replaced the 1984 Incentive Stock Option Plan ("1984 ISO Plan") and the 1984 Non-Qualified Stock Option Plan ("1984 NQSO Plan"), which terminated in February 1994, except as to options then outstanding, which expired in 1998. Options under the 1994 Plan have a term of ten years and generally become cumulatively exercisable commencing one year after grant in four or five equal annual installments. At January 3, 1999, there were options outstanding of 3,989,565 for the 1994 Plan.

In 1991, shareholders of the Company approved the adoption of the Non-Qualified Stock Option Plan for Non-Employee Directors and Consultants authorizing the grant of options to outside directors and consultants to purchase up to 225,000 shares of common stock. In 1995, shareholders of the Company approved an amendment to this plan to increase the maximum term of stock options thereafter granted under the Plan from five years to ten years. In 1998, an additional 150,000 shares were approved by the shareholders, aggregating 375,000 shares of common stock authorized for issuance. Under this plan, options may be granted at prices not less than the fair market value at the date of grant, have a maximum term of ten years and become exercisable no earlier than six months from the date of grant. At January 3, 1999, 150,000 options were outstanding under this plan.

Lifetime Corporation ("Lifetime"), which was merged into the Company in 1993, maintained four stock option plans. Options were granted under all plans at not less than the fair market value at the date of grant. At the merger date, all of the currently vested options under these plans were exchanged for Olsten Class B common stock equal to their net economic value. Remaining outstanding options were converted to options for Olsten Class B shares and are exercisable over various periods, generally not exceeding five years from the date of grant. At January 3, 1999, 64,559 options were outstanding under one of these plans.

IMI Systems Inc. ("IMI"), which was acquired by the Company in 1995, maintained three stock option plans, which authorized the grant of options at not less than the fair market value at the date of grant. At the acquisition date, all outstanding options were converted to options for Olsten Class B shares and are exercisable over various periods not exceeding ten years from their date of grant. At January 3, 1999, 9,916 options were outstanding under these plans.

Quantum maintained three stock option plans. Options were granted for all plans at not less than the fair market value at the date of grant. At the acquisition date, all outstanding options were converted to options for Olsten Class B shares and became immediately exercisable. At January 3, 1999, 162,655 options were outstanding under these plans.

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

Co-Counsel maintained two stock option plans under which options were granted at not less than the fair market value at the date of grant. At the acquisition date, all outstanding options were converted to options for Olsten Class B shares and became immediately exercisable. At January 3, 1999, 10,902 options were outstanding under these plans.

A summary of the Company's stock options for the three years ended January 3, 1999 is as follows:

                                                       1998                         1997                          1996
                                            ------------------------      ------------------------      ------------------------
                                                           Weighted                      Weighted                      Weighted
                                                            average                       average                       average
                                                           exercise                      exercise                      exercise
                                              Shares          price        Shares           price        Shares           price
                                              ------       --------        ------        --------        ------        --------
Options outstanding, beginning of year      3,186,577        $19.27       2,552,403        $19.31       2,290,100        $21.80
     Granted                                2,014,800         11.32       1,122,650         19.47         878,142         14.67
     Exercised                                 (6,515)        10.20        (133,924)        13.98        (287,071)        13.04
     Cancelled                               (807,265)        18.25        (354,552)        22.11        (328,768)        29.76
                                           ----------        ------      ----------        ------      ----------        ------
Options outstanding, end of year            4,387,597        $15.83       3,186,577        $19.27       2,552,403        $19.31
                                           ==========        ======      ==========        ======      ==========        ======
Options exercisable, end of year            1,378,904        $20.00       1,273,757        $19.93       1,067,768        $20.73
                                           ==========        ======      ==========        ======      ==========        ======
Options available for grant, end of year    2,142,546                       482,733                     1,345,616
Weighted-average fair value of options      =========                       =======                     =========
   granted during the year                      $4.07                         $8.13                         $5.87
                                                 ====                          ====                          ====

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 5.3, 6.3 and 6.5 percent; dividend yield of 2 percent for 1998 and 1 percent for 1997 and 1996; expected lives of six years for all; and volatility of 36 percent for 1998 and 1997 and 33 percent for 1996.

The following table summarizes information about stock options outstanding at January 3, 1999:

                                       Options Outstanding                                 Options Exercisable
                    --------------------------------------------------------       ----------------------------------
                             Number              Weighted           Weighted                Number           Weighted
       Range of      outstanding at     average remaining            average        exercisable at            average
exercise prices     January 3, 1999      contractual life     exercise price       January 3, 1999     exercise price
---------------     ---------------     -----------------     --------------       ---------------     --------------
$  .86 to  1.08             4,785              .68                  $1.07                4,785               $1.07
  1.72 to  2.59             3,443             1.41                   2.12                3,443                2.12
  4.99 to  7.49           249,491             9.65                   6.14                7,491                5.74
  7.60 to 10.35           885,604             9.24                   9.15               44,700                9.58
 12.07 to 17.67         1,540,507             8.39                  14.54              437,127               14.53
 18.53 to 26.25         1,633,225             7.64                  21.19              810,816               22.14
 27.80 to 41.38            43,171             5.28                  31.78               43,171               31.78
 42.24 to 60.35            27,371             5.29                  51.67               27,371               51.67
                        ---------             ----                 ------            ---------              ------
$  .86 to 60.35         4,387,597             8.29                 $15.83            1,378,904              $20.00
                        =========             ====                 ======            =========              ======

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

Under an Incentive Restricted Stock Plan amended in 1993 and in 1996, up to 2,062,500 shares of common stock may be granted or sold at prices less than the prevailing market price to officers, key employees and others, subject to restrictions as to transfer or sale. Shares under the plan are generally subject to restrictions as to transfer which lapse ratably in three and five equal annual installments commencing one year from the date of grant, provided that recipients are continuously employed by the Company. At January 3, 1999, 758,970 shares were available for future grants.

Under the Incentive Restricted Stock Plan, the Company issued 436,380 shares of common stock in 1997 to an officer pursuant to a performance award. At January 4, 1998 and 1997, 75,000 and 286,380 shares vested, respectively, and were not subject to any restrictions. The remaining 75,000 shares vested on January 4, 1999. The Company charged compensation expense over the performance award's measurement and vesting period.

Options to purchase 3,244,274, 2,217,663, and 322,952 shares of common stock at exercise prices of $12.07 - $60.35, $18.53-$60.35 and $27.80-$60.35 per share were outstanding for the years ended 1998, 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share since the options' exercise price was greater than the average market price of the common shares.

In 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized under the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    1998              1997               1996
                                                   ------            ------             ------
                                                       $                $                  $
Net income - as reported                            4,361            93,028             54,642
Net income - pro forma                                233            90,651             52,585
Basic earnings per share - as reported                .05              1.15                .71
Basic earnings per share - pro forma                   --              1.12                .68
Diluted earnings per share - as reported              .05              1.15                .71
Diluted earnings per share - pro forma                 --              1.12                .69


The statement provides for pro forma amounts for options granted beginning in 1995; therefore, the pro forma expense will likely increase in future years as the new option grants become subject to the pricing model.

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

Note 10. Income Taxes

Comparative analysis of the provisions for income taxes follows:

                               1998                 1997                 1996
                            ---------            ---------            ---------
Current
 Federal                    $(32,791)            $ 34,230             $ 28,911
 State and local               1,371                1,230                2,282
 Foreign                      23,900               13,025                7,880
                            --------             --------             --------
                              (7,520)              48,485               39,073
                            --------             --------             --------

Deferred
 Federal                      14,527               10,142                 (375)
 State and local                 173                2,403                  (71)
 Foreign                         969                1,557                   --
                            --------             --------             --------
                              15,669               14,102                 (446)
                            --------             --------             --------
                            $  8,149             $ 62,587             $ 38,627
                            ========             ========             ========

The components of book income before income taxes and minority interests includes U.S. losses of $44.5 million and foreign income of $65.5 million.

At January 3, 1999, the Company had a net operating loss for U.S. tax purposes of $81.7 million, available for carryback or carryforward. The carryforward period expires in 2019.

Reconciliations of the differences between income taxes computed at the Federal statutory rate and provisions for income taxes are as follows:

                                                         1998                 1997                1996
                                                        ------               ------              ------
Income taxes computed at Federal
 statutory tax rate                                     $7,360              $56,168             $33,201
State income taxes, net of Federal
  benefit                                                1,004                2,361               1,437
Amortization of intangibles                              2,630                2,843               2,680
Adjustment resulting from conclusion
 of tax examination related to prior years              (4,334)                  --                  --
Other, net                                               1,489                1,215               1,309
                                                        ------              -------             -------
                                                        $8,149              $62,587             $38,627
                                                        ======              =======             =======

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

Deferred tax assets and liabilities are as follows:

                                          January 3, 1999     December 28, 1997
                                          ---------------     -----------------
Deferred tax assets
 Reserves and allowances                      $ 24,542             $ 22,578
 Other                                             840                  817
                                              --------             --------
                                                25,382               23,395
                                              --------             --------

Deferred tax liabilities
 Capitalized software                          (25,479)             (14,164)
 Intangible assets                             (30,437)              (6,684)
 Depreciation                                   (2,057)                  --
 Other                                          (1,311)              (1,299)
                                              --------             --------
                                               (59,284)             (22,147)
                                              --------             --------
Net deferred tax (liability) asset            $(33,902)            $  1,248
                                              ========             ========

During the fourth quarter of 1998, the Company reached final agreement with the Internal Revenue Service with respect to its examination of the Company's federal income tax returns for the years 1989 through 1993. Accordingly, certain amounts have been reclassified to deferred tax liabilities to reflect the conclusion of such examination.

Note 11. Benefit Plans for Permanent Employees

The Company and its subsidiaries maintain qualified and non-qualified defined contribution retirement plans for its salaried employees which provide for a partial match of employee savings under the plans and for discretionary profit-sharing contributions based on employee compensation. The Company also maintains a non-qualified defined benefit retirement program for key employees and officers which provides supplemental retirement benefits funded in part by profit-sharing contributions.

Company contributions under the defined contribution plans were approximately $7.2 million in 1998, $6.9 million in 1997 and $5.9 million in 1996.

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

Note 12. Business Segment Information

The Company operates in three business segments:

Staffing Services
The Company operates Olsten Staffing Services in the United States and Canada, and staffing companies in 12 countries of Europe and Latin America, providing supplemental staffing, evaluation and training for office technology; general office and administrative services; accounting and other financial services; legal, scientific, engineering and technical services, including production technical training; call centers; production/distribution/assembly services; training and pre-employment services; retail services; marketing support and teleservices; manufacturing, construction and industrial services; and managed services for corporations. The Company's services meet the full range of business needs, including traditional temporary help, project staffing, professional-level staffing, strategic partnerships, regular full-time hires and outsourcing. The Company's Financial Staffing Services operations provide temporary, "temp-to-hire" and full-time placement of accounting and financial professionals. The Company's Legal Staffing Services operations provide temporary and full-time attorneys, paralegals and legal support staff to law firms, corporate law departments and government, as well as computerized litigation support.

Information Technology Services
The Company operates IMI Systems Inc. in the United States and related companies in Canada and the United Kingdom providing design, programming and maintenance of computer systems, on either a project or consulting basis; focused solutions, comprising both horizontal practices and vertical industry offerings; applications management, encompassing applications outsourcing, and the support and development of legacy systems and enterprise resource planning systems; quality assurance services, including testing environment assessment and/or creation, test planning and execution, and use of IMI's proprietary methodology, RadSTAR TM; and enterprise support services, including help desk support, technology and software deployment, infrastructure operability/testing and Web/Internet support.

Health Services
The Company operates Olsten Health Services in the United States and Canada, delivering home health-related services, including Network Services providing care management and coordination for managed care organizations and self-insured employers; skilled nursing, home health aide and personal services; acute and chronic infusion therapy; physical/occupational/neurological/speech therapies; pediatric and perinatal care; disease management; marketing and distribution services for pharmaceutical, biotechnology and medical device firms; and institutional, occupational and alternate site health care staffing.

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

The Company evaluates performance and allocates resources based on income or loss from operations before income taxes and minority interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Segment data includes charges for allocating corporate costs to each of the operating segments. Information about the Company's operations, net of non-recurring charges and other adjustments of $66 million (related to Health Services) in 1998 and merger, integration and other non-recurring charges of $80 million ($1 million related to Staffing Services, $67 million related to Health Services, and $12 million related to Corporate and other) in 1996, is as follows:

                                  Service sales,
                                 franchise fees,         Income before                     Depreciation       Expenditures
                                 management fees      income taxes and    Identifiable              and     for long-lived
                                and other income    minority interests          assets     amortization             assets
                                ----------------    ------------------    ------------     ------------     --------------
Year ended January 3, 1999
--------------------------
Staffing Services                   $2,846,553             $80,365           $768,666           $20,982           $79,641
Information Technology Services        418,075              15,880            158,348             3,651             3,037
Health Services                      1,330,303             (90,739)           864,442            31,004            69,648
Corporate and other                      7,859              15,523            267,351            13,796            48,603
                                    ----------             -------         ----------           -------          --------
                                    $4,602,790             $21,029         $2,058,807           $69,433          $200,929
                                    ==========             =======         ==========           =======           ========

Year ended December 28, 1997
----------------------------
Staffing Services                   $2,381,376             $88,602           $561,353           $13,429           $66,734
Information Technology Services        287,423              12,042            143,370             2,761            48,157
Health Services                      1,433,854              45,003            737,329            29,097            28,086
Corporate and other                     10,361              14,832            308,149            10,219           105,325
                                    ----------            --------         ----------           -------          --------
                                    $4,113,014            $160,479         $1,750,201           $55,506          $248,302
                                    ==========            ========         ==========           =======          ========

Year ended December 29, 1996
----------------------------
Staffing Services                   $1,832,512             $73,325           $390,083            $7,286           $23,172
Information Technology Services        163,392               7,587             80,259             1,263            31,554
Health Services                      1,374,353              12,420            749,893            26,612            51,234
Corporate and other                      7,472               1,529            219,005             8,736            81,117
                                    ----------             -------         ----------           -------           -------
                                    $3,377,729             $94,861         $1,439,240           $43,897          $187,077
                                    ==========             =======         ==========           =======          ========

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

Financial information, summarized by geographic area, is as follows:

                                          Service sales,
                                         franchise fees,
                                         management fees        Long-lived
                                        and other income            assets
                                        ----------------       -----------
Year ended January 3, 1999
--------------------------
United States                              $3,289,388          $  552,688
Europe                                      1,013,949             273,692
Canada                                        155,736              17,742
Latin America                                 143,717              20,866
                                           ----------          ----------
                                           $4,602,790          $  864,988
                                           ==========          ==========

Year ended December 28, 1997
----------------------------
United States                              $3,265,029          $  496,753
Europe                                        627,852             201,715
Canada                                        141,192              15,528
Latin America                                  78,941              13,261
                                           ----------          ----------
                                           $4,113,014          $  727,257
                                           ==========          ==========

Year ended December 29, 1996
----------------------------
United States                              $2,845,983          $  408,613
Europe                                        366,501             129,452
Canada                                        115,314              12,334
Latin America                                  49,931              10,406
                                           ----------          ----------
                                           $3,377,729          $  560,805
                                           ==========          ==========

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

Note 13. Quarterly Financial Information (Unaudited)

                                                          First            Second           Third             Fourth
                                                        quarter           quarter          quarter           quarter
                                                        -------           -------          -------           -------
                                                           $                 $                $                 $
Year ended January 3, 1999

Service sales, franchise fees,
   management fees and other income                    1,049,942         1,126,142        1,170,037         1,256,669
Gross profit                                             266,057           243,125          283,916           308,751
Net income (loss)                                         12,801           (33,464)          12,534            12,490

SHARE INFORMATION:
     Basic and diluted earnings (loss) per share             .16              (.41)             .15               .15

Year ended December 28, 1997

Service sales, franchise fees,
   management fees and other income                      950,851         1,014,387        1,063,281         1,084,495
Gross profit                                             254,959           270,182          283,335           287,736
Net income                                                19,167            25,329           25,257            23,275

SHARE INFORMATION:
     Basic and diluted earnings per share                    .24               .31              .31               .29

The fourth quarters ended January 3, 1999 and December 28, 1997 include 14 weeks and 13 weeks, respectively.

The first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS No. 128.

Second quarter 1998 results include certain non-recurring charges and other adjustments. See note 3.

Note 14. Subsequent Event

On March 30, 1999, the Company announced plans to take a special charge of approximately $70 million, net of tax, or $.86 per share, for the first quarter ended April 4, 1999, to provide for settlement of two federal investigations focusing on certain of the Company's Medicare cost reports and transactions with Columbia/HCA Healthcare Corp., and also to provide for realignment of business units to lower the Company's cost base, improve efficiencies and refocus its marketing efforts.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Olsten Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Olsten Corporation and Subsidiaries at January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Olsten's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

New York, New York
February 28, 1999, except as to the information presented in Notes 6 and 14, for which the date is March 30, 1999.

                                  EXHIBIT INDEX
                                  _____________




Exhibit No.                       Description                       How Filed
_______________________________________________________________________________
3(a)          Restated    Certificate    of    Incorporation    of     (1)
              Registrant,  as  amended,  filed as  Exhibit  4.1 to
              Registrant's  Registration  Statement  on  Form  S-8
              (File  No.  33-61761),  is  incorporated  herein  by
              reference.
_______________________________________________________________________________
3(b)          By-Laws of Registrant.                                   (2)
_______________________________________________________________________________
4(a)          Restated Certificate of Incorporation of Registrant,     (1)
              as amended, filed as Exhibit 3(a).
_______________________________________________________________________________
4(b)          By-Laws of Registrant, filed as Exhibit 3(b).            (1)
_______________________________________________________________________________
4(c)          Indenture   dated  as  of  March  15,  1996  between     (1)
              Registrant   and  First  Union   National  Bank,  as
              Trustee,  relating to  Registrant's  7% Senior Notes
              due  2006,   filed  as  Exhibit  4  to  Registrant's
              Quarterly  Report on Form 10-Q for the quarter ended
              March 31, 1996, is incorporated herein by reference.
_______________________________________________________________________________
4(d)          Form  of  Indenture  dated  as of  October  8,  1993     (1)
              between  Quantum  Health  Resources,  Inc. and First
              Trust National Association,  as Trustee, relating to
              4 3/4% Convertible  Subordinated Debentures Due 2000
              of Quantum Health Resources,  Inc., filed as Exhibit
              4.1 to Registration  Statement on Form S-3 (Reg. No.
              33-69088)  of Quantum  Health  Resources,  Inc.,  is
              incorporated herein by reference.
_______________________________________________________________________________
4(e)          Supplemental  Indenture  dated as of June  28,  1996     (1)
              between  Quantum  Health  Resources,  Inc. and First
              Trust  National  Association,  as Trustee,  filed as
              Exhibit 4(e) to  Registrant's  Annual Report on Form
              10-K  for the  year  ended  December  29,  1996,  is
              incorporated herein by reference.
_______________________________________________________________________________








_____________________
(1) Incorporated by reference.
(2) Filed herewith.

_______________________________________________________________________________
*10(a)        Registrant's  Incentive  Restricted  Stock Plan,  as     (1)
              amended,  filed as  Exhibit  10(e)  to  Registrant's
              Annual  Report  on  Form  10-K  for the  year  ended
              January  2,   1994,   is   incorporated   herein  by
              reference.
_______________________________________________________________________________
*10(b)        Form  of  agreement  under  Registrant's   Incentive     (1)
              Restricted  Stock  Plan,  filed as Exhibit  10(g) to
              Registrant's Annual Report on Form 10-K for the year
              ended December 30, 1990, is  incorporated  herein by
              reference.
_______________________________________________________________________________
 10(c)        Credit Agreement  dated as of  August 9, 1996  among     (1)
              Registrant,  the  Banks  signatory  thereto  and The
              Chase  Manhattan  Bank,  as  Agent,   covering  $400
              million  credit  facility,  filed as  Exhibit  10 to
              Registrant's  Quarterly  Report on Form 10-Q for the
              quarter ended June 30, 1996, is incorporated  herein
              by reference.
_______________________________________________________________________________
10(c) (1)     Amendment No. 1  dated  as  of  August  27, 1997  to     (1)
              Credit  Agreement  dated as of August 9, 1996  among
              Registrant,  the  Banks  signatory  thereto  and The
              Chase Manhattan Bank, as Agent,  filed as Exhibit 10
              to  Registrant's  Quarterly  Report on Form 10-Q for
              the   quarter   ended   September   28,   1997,   is
              incorporated herein by reference.
_______________________________________________________________________________
10(c)(2)      Amendment No. 2  dated  as of  February 24, 1998  to     (1)
              Credit  Agreement  dated as of August 9, 1996  among
              Registrant,  the  Banks  signatory  thereto  and The
              Chase Manhattan Bank, as Agent,  filed as Exhibit 10
              to  Registrant's  Quarterly  Report on Form 10-Q for
              the quarter  ended March 29, 1998,  is  incorporated
              herein by reference.
_______________________________________________________________________________
10(c)(3)      Amendment No. 3 dated as of July 30, 1998  to Credit     (1)
              Agreement   dated  as  of  August   9,  1996   among
              Registrant,  the  Banks  signatory  thereto  and The
              Chase  Manhattan  Bank,  as Agent,  filed as Exhibit
              10.1 to Registrant's  Quarterly  Report on Form 10-Q
              for the quarter ended June 28, 1998, is incorporated
              herein by reference.
_______________________________________________________________________________







_____________________
*Management contract or compensatory plan or arrangement.

(1)   Incorporated by reference.
(2)   Filed herewith.

_______________________________________________________________________________
*10(d)        Registrant's  1990  Non-Qualified  Stock Option Plan     (1)
              for  Non-Employee  Directors  and  Consultants,   as
              amended and restated,  is  incorporated by reference
              to  Exhibit  B  to  Registrant's   definitive  Proxy
              Statement with respect to its 1998 Annual Meeting of
              Shareholders.
_______________________________________________________________________________
*10(e)        Registrant's  Supplemental  Retirement Plan for  Key     (1)
              Executives  filed as Exhibit  10(k) to  Registrant's
              Annual  Report  on  Form  10-K  for the  year  ended
              January  3,   1993,   is   incorporated   herein  by
              reference.
_______________________________________________________________________________
*10(f)        Registrant's     Executive    Voluntary     Deferred     (1)
              Compensation   Plan  and  Trust  Agreement   between
              Registrant  and Prudential  Trust Company,  filed as
              Exhibit 10(k) to Registrant's  Annual Report on Form
              10-K  for  the  year  ended   January  2,  1994,  is
              incorporated herein by reference.
_______________________________________________________________________________
*10(g)        Registrant's  Deferred Compensation Plan for Outside     (1)
              Directors,  filed as Exhibit  10(m) to  Registrant's
              Annual  Report  on  Form  10-K  for the  year  ended
              January  2,   1994,   is   incorporated   herein  by
              reference.
_______________________________________________________________________________
*10(h)        Employment Agreement  dated  March 28, 1994  between     (1)
              Registrant  and Frank N.  Liguori,  filed as Exhibit
              10(q) to Registrant's Annual Report on Form 10-K for
              the year  ended  January 2,  1994,  is  incorporated
              herein by reference.
_______________________________________________________________________________
*10(i)        Amendment  dated   March  27,  1996   to  Employment     (1)
              Agreement  between  Registrant and Frank N. Liguori,
              filed as Exhibit 10(k) to Registrant's Annual Report
              on Form 10-K for the year ended  December  29, 1996,
              is incorporated herein by reference.
_______________________________________________________________________________
*10(j)        Separation Agreement dated as of  February 10,  1999     (2)
              between Registrant and Frank N. Liguori.
_______________________________________________________________________________
*10(k)        Agreement dated November 8, 1993 between  Registrant     (1)
              and Frank N. Liguori covering  incentive award under
              Incentive   Restricted   Stock  Plan  and  amendment
              thereto dated March 27, 1994, filed as Exhibit 10(r)
              to  Registrant's  Annual Report on Form 10-K for the
              year ended January 2, 1994, is  incorporated  herein
              by reference.
_______________________________________________________________________________


_____________________
*Management contract or compensatory plan or arrangement.

(1) Incorporated by reference.
(2) Filed herewith.

_______________________________________________________________________________
*10(l)        Form  of  change   in   control  agreement   between     (1)
              Registrant  and each of Robert A.  Fusco,  Gerald J.
              Kapalko  and  Anthony J.  Puglisi,  filed as Exhibit
              10(o) to Registrant's Annual Report on Form 10-K for
              the year  ended  January 1,  1995,  is  incorporated
              herein by reference.
_______________________________________________________________________________
*10(m)        Registrant's  1994 Stock Incentive Plan,  as amended     (1)
              amended and restated,  is  incorporated by reference
              to  Exhibit  A  to  Registrant's   definitive  Proxy
              Statement with respect to its 1998 Annual Meeting of
              Shareholders.
_______________________________________________________________________________
*10(n)        Registrant's   Executive  Officers  Bonus  Plan   is     (1)
              incorporated   by   reference   to   Exhibit   A  to
              Registrant's definitive Proxy Statement with respect
              to its 1999 Annual Meeting of Shareholders.
_______________________________________________________________________________
*10(o)        Registrant's  Stock & Deferred Compensation Plan for     (1)
              Non-Employee  Directors is incorporated by reference
              to  Exhibit  C  to  Registrant's   definitive  Proxy
              Statement with respect to its 1998 Annual Meeting of
              Shareholders.
_______________________________________________________________________________
10(p)         Lease Agreement  dated as of  April 1, 1995  between     (1)
              Suffolk County Industrial Development Agency and OLS
              Holdings, Inc. covering headquarters facility at 175
              Broad  Hollow  Road,  Melville,  New York,  filed as
              Exhibit 10(t) to Registrant's  Annual Report on Form
              10-K  for the  year  ended  December  31,  1995,  is
              incorporated herein by reference.
_______________________________________________________________________________
10(q)         Fiscal Agency Agreement, dated May 6, 1998, relating     (1)
              to  French  Franc  800,000,000  6%  Notes  due  2008
              guaranteed by  Registrant,  filed as Exhibit 10.2 to
              Registrant's  Quarterly  Report on Form 10-Q for the
              quarter ended June 28, 1998, is incorporated  herein
              by reference.
_______________________________________________________________________________
21            Subsidiaries of Registrant.                              (2)
_______________________________________________________________________________
23            Consent of  PricewaterhouseCoopers LLP,  independent     (2)
              accountants.
_______________________________________________________________________________
27            Financial Data Schedule.                                 (2)
_______________________________________________________________________________





_____________________
*Management contract or compensatory plan or arrangement.

(1) Incorporated by reference.
(2) Filed herewith.