Form 10-Q
period 1999-04-04
OLSTEN CORP
filed 1999-05-19
CIK 74386

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 1999
                                                 -------------

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

                                                            YES X      NO
                                                               ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                                Outstanding at May 13, 1999
------------------------------------               ---------------------------
Common Stock, $.10 par value                            68,229,499 shares
Class B Common Stock, $.10 par value                    13,066,976 shares

                                      INDEX


                                                                       Page No.
                                                                       --------
PART I-  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Balance Sheets (Unaudited) -
         April 4, 1999 and January 3, 1999, respectively                  2

         Consolidated Statements of Operations (Unaudited) -
         Quarters  Ended April 4, 1999 and March 29, 1998,
         respectively                                                     3

         Consolidated  Statements of Cash Flows (Unaudited) -
         Quarters  Ended April 4, 1999 and March 29, 1998,
         respectively                                                     4

         Notes to Consolidated Financial Statements (Unaudited)           5-7

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8-11

 Item 3. Quantitative and Qualitative Disclosures about Market Risk       11


PART II- OTHER INFORMATION

 Item 1. Legal Proceedings                                                12

 Item 5. Other Information                                                12-14

 Item 6. Exhibits and Reports on Form 8-K                                 14-15


SIGNATURES                                                                16

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
                               Olsten Corporation
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)
                                   (Unaudited)

                                             April 4, 1999       January 3, 1999
                                             -------------       ---------------
ASSETS
CURRENT ASSETS:
  Cash                                        $   31,876           $   53,831
  Receivables, net                             1,048,287            1,005,685
  Other current assets                           131,925              134,303
                                               ---------            ---------
   Total current assets                        1,212,088            1,193,819

FIXED ASSETS, NET                                233,670              233,131

INTANGIBLES, NET                                 606,314              613,616

OTHER ASSETS                                      16,337               18,241
                                               ---------            ---------
                                              $2,068,409           $2,058,807
                                               =========            =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses                            $  224,181           $  195,594
  Payroll and related taxes                      146,333              144,330
  Accounts payable                               144,224              142,547
  Insurance costs                                 40,555               36,338
                                               ---------            ---------
   Total current liabilities                     555,293              518,809

LONG-TERM DEBT                                   649,889              606,107

OTHER LIABILITIES                                109,107              111,371

SHAREHOLDERS' EQUITY:
  Common stock $.10 par value;
   authorized 110,000,000 shares;
   issued 68,255,667 and 68,253,080
   shares, respectively                            6,826                6,825
  Class B common stock $.10 par value;
   authorized 50,000,000 shares;
   issued 13,068,973 and 13,071,560
   shares, respectively                            1,307                1,307
  Additional paid-in capital                     447,510              447,488
  Retained earnings                              311,766              377,268
  Accumulated other comprehensive income         (12,834)              (9,913)
  Less treasury stock, at cost;
   45,700 shares                                    (455)                (455)
                                               ---------            ---------
     Total shareholders' equity                  754,120              822,520
                                               ---------            ---------
                                              $2,068,409           $2,058,807
                                               =========            =========
See notes to consolidated financial statements.

                               Olsten Corporation
                      Consolidated Statements of Operations
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                      First Quarter Ended
                                                      --------------------
                                                April 4, 1999    March 29, 1998
                                                -------------    --------------

Service sales, franchise fees,
  management fees and other income                $1,197,956        $1,049,942

Cost of services sold                                903,476           783,885
                                                   ---------         ---------

  Gross profit                                       294,480           266,057

Selling, general and administrative expenses         372,038           236,860

Interest expense, net                                  8,998             5,906
                                                   ---------         ---------

  Income (loss) before income taxes
   and minority interests                            (86,556)           23,291

Income tax expense (benefit)                         (26,015)            9,026
                                                   ---------         ---------

  Income (loss) before minority interests            (60,541)           14,265

Minority interests                                     1,711             1,464
                                                   ---------         ---------

  Net income (loss)                               $  (62,252)       $   12,801
                                                   =========         =========

SHARE INFORMATION:

  Basic earnings (loss) per share:

   Net income (loss)                              $     (.77)       $      .16
                                                   =========         =========

   Average shares outstanding                         81,279            81,312
                                                   =========         =========

  Diluted earnings (loss) per share:

   Net income (loss)                              $     (.77)       $      .16
                                                   =========         =========

   Average shares outstanding                         81,279            81,467
                                                   =========         =========


See notes to consolidated financial statements.

                               Olsten Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                 First Quarter Ended
                                                                                 -------------------
                                                                          April 4, 1999     March 29, 1998
                                                                          -------------     --------------
OPERATING ACTIVITIES:
  Net income (loss)                                                         $(62,252)          $ 12,801
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation and amortization                                            19,444             14,541
     Minority interests in results of operations
      of consolidated subsidiaries                                             1,711              1,464
     Changes in assets and liabilities,
      net of effect from acquisitions:
        Accounts receivable and other current assets                         (58,366)           (15,703)
        Current liabilities                                                   57,867            (17,307)
        Other, net                                                             2,201            (12,015)
                                                                             -------            -------
NET CASH USED IN OPERATING ACTIVITIES                                        (39,395)           (16,219)
                                                                             -------            -------

INVESTING ACTIVITIES:
  Purchases of fixed assets                                                  (23,519)           (13,048)
  Acquisitions of businesses, net of cash acquired                            (8,882)            (2,306)
                                                                             -------            -------
NET CASH USED IN INVESTING ACTIVITIES                                        (32,401)           (15,354)
                                                                             -------            -------

FINANCING ACTIVITIES:
  Net proceeds from (repayments of) line of credit agreements                 68,636            (10,000)
  Redemption of debentures                                                    (6,804)                --
  Repayment of notes payable                                                  (6,517)            (6,202)
  Cash dividends                                                              (3,252)            (5,689)

  Issuances of common stock under stock plans                                     --                 54
                                                                             -------            -------

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                                  52,063            (21,837)
                                                                             -------            -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (2,222)            (1,490)
                                                                             -------            -------

NET DECREASE IN CASH                                                         (21,955)           (54,900)

CASH AT BEGINNING OF PERIOD                                                   53,831             84,810
                                                                             -------            -------

CASH AT END OF PERIOD                                                       $ 31,876           $ 29,910
                                                                             =======            =======



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

2. Comprehensive Income (Loss)
   ---------------------------
   Total comprehensive loss amounted to $65 million during the first quarter of 1999 and income of $12 million for the comparable period of 1998.

3. Acquisitions
   ------------
   Under the terms of the 1997 purchase agreement for Olsten Travail Temporaire (formerly Sogica S.A.), an additional payment of approximately $31 million was paid in the second quarter of 1998. An additional purchase price payment will be required in the year 2000, calculated based upon the average net income for the three fiscal years ended 1999. Such additional payments relate to the Company's original purchase of 70 percent of the Olsten Travail Temporaire shares. The Company is also obligated in the year 2000 to purchase the remaining 30 percent of the shares at a price to be determined by a multiple ranging from an upper limit of 16 to a lower limit of 10, applied to the average net income for the fiscal years ended 1998 and 1999.

   During the first three months of 1999, the Company purchased additional Staffing Services operations in France and Health Services operations in the United States for approximately $9 million in cash. All acquisitions have been accounted for by the purchase method of accounting.

4. Special Charge
   --------------
   In the first quarter of 1999, the Company recorded a special charge of $102 million ($70 million, net of income tax benefit, or $.86 per diluted share) which includes a provision for the proposed settlement of two government investigations of $56 million, compensation and severance costs of $22 million, asset write-offs of $16 million and integration costs of $8 million.

   The Health Services' division represented $73 million ($50 million, net of income tax benefit, or $.61 per diluted share) of the total charge, inclusive of a provision for proposed settlement of two government investigations of $56 million, compensation and severance costs of $5 million, asset write-offs of $7 million and integration costs of $5 million.

   The charge for the Staffing Services' division totaled $16 million ($11 million, net of income tax benefit, or $.14 per diluted share) related to business realignments, including $6 million for compensation and severance costs, $8 million for asset write-offs and $2 million for integration costs.

   The balance of the charge of $13 million ($9 million, net of income tax benefit, or $.11 per diluted share) relates to Corporate and consists primarily of compensation and severance costs.

   As of the end of the first quarter of 1999, 30 percent of the closures and consolidations of facilities have been completed and approximately 10 percent of the 640 expected terminations have occurred. At April 4, 1999, approximately $80 million of the special charge remains unpaid and was included in accrued expenses.

5. Long-Term Debt
   --------------
   In February 1999, the Company's revolving credit agreement, which expires in 2001, was amended, to revise the provision related to the maintenance of various financial ratios and covenants, including granting the Company approval to repurchase up to $40 million of the convertible subordinated debentures. The Company retired $7.7 million of the convertible subordinated debentures at 88.5 percent of the principal amount, resulting in a gain of approximately $900 in January 1999. In May 1999, the Company's revolving credit agreement was further amended to revise the provision related to the maintenance of various financial ratios and covenants and to restrict further repurchase of the convertible subordinated debentures, as well as, the Company's common shares.

   Interest expense, net, consists primarily of interest on long-term debt for the quarter of $10 million in 1999 and $7 million in 1998, offset by interest income from investments of $1 million for both 1999 and 1998.

6. Business Segment Information
   ----------------------------
   The Company operates in three business segments:

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

    INFORMATION TECHNOLOGY SERVICES
    The Company operates IMI Systems Inc. in the United States and related companies in Canada and the United Kingdom providing design, programming and maintenance of computer systems, on either a project or consulting basis; focused solutions, comprising both horizontal practices and vertical industry offerings; applications management, encompassing applications outsourcing, and the support and development of legacy systems and enterprise resource planning systems; quality assurance services, including testing environment assessment and/or creation, test planning and execution, and use of IMI's proprietary methodology, RadSTAR(TM); and enterprise support services, including help desk support, technology and software deployment, infrastructure operability/testing and Web/Internet support.

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

    The Company evaluates performance and allocates resources based on income or loss from operations before income taxes and minority interests. Segment data includes charges for allocating corporate costs to each of the operating segments. Prior period segment data has been restated to conform with the current period presentation. Information about the Company's operations, net of a special charge of $102 million, before taxes in the first quarter of 1999 ($16 million related to Staffing Services, $73 million related to Health Services, and $13 million related to Corporate and other), is as follows:
                                        Services sales,
                                        franchise fees,      Income(loss) before
                                        management fees      income taxes and
                                        and other income     minority interests
                                        ----------------     -------------------

    First quarter ended April 4, 1999
    ---------------------------------
    Staffing Services                      $  722,318              $ (4,773)
    Information Technology Services           108,362                 3,775
    Health Services                           367,276               (72,458)
    Corporate and other                            --               (13,100)
                                            ---------               --------
                                           $1,197,956              $(86,556)
                                            =========               ========

    First quarter ended March 29, 1998
    ----------------------------------
    Staffing Services                      $  625,484              $ 23,305
    Information Technology Services            92,491                 2,467
    Health Services                           331,967                (2,481)
    Corporate and other                            --                    --
                                            ---------               -------
                                           $1,049,942              $ 23,291
                                            =========               =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------
Revenues increased $148 million, or 14 percent, with 8 percent attributable to acquisitions, to $1.2 billion for the first quarter. Staffing Services' revenues increased 16 percent, with 9 percent attributable to acquisitions, to $720 million for the first quarter over last year's first quarter of $624 million. European operations contributed 7 percent, reflecting industry growth and favorable economic conditions, while traditional North American Staffing operations remained essentially flat compared to the first quarter of 1998. Information Technology Services grew 17 percent to $108 million compared to $92 million for the first quarter of 1998 primarily from internal growth. Health Services' revenues increased 11 percent to $367 million for the first quarter compared to $332 million in 1998, with 7 percent attributable to acquisitions. Health Services' revenues for the quarter reflects internal growth of 4 percent attributable to the Infusion, Staffing and Network businesses, partially offset by a decline in the Nursing business due to a decreased number of Medicare visits.

Gross profit margins, as a percentage of revenues, decreased to 24.6 percent for the first quarter from 25.3 percent for last year's first quarter. Staffing Services' gross profit margins declined for the quarter as a result of decreased markups, increased subcontractor utilization, and growth in low margin Corporate Accounts and Partnership business in North America. Additionally, increased international competition, a changing business mix and increased social costs in Europe reduced margins. Information Technology's gross profit margins remained essentially flat in comparison to the first quarter of 1998. Health Services' gross profit margins also declined, reflecting a change in the business mix, specifically, a decline in higher margin health management operations and Medicare business and growth in lower margin staffing business. These margin decreases were slightly offset by productivity enhancements and price increases in Nursing.

In the first quarter of 1999, the Company recorded a special charge of $102 million ($70 million, net of income tax benefit, or $.86 per diluted share) which includes a provision for the proposed settlement of two government investigations of $56 million, compensation and severance costs of $22 million, asset write-offs of $16 million and integration costs of $8 million.

The Health Services' division represented $73 million ($50 million, net of income tax benefit, or $.61 per diluted share) of the total charge, inclusive of a provision for proposed settlement of two government investigations of $56 million, compensation and severance costs of $5 million, asset write-offs of $7 million and integration costs of $5 million.

The charge for the Staffing Services' division totaled $16 million ($11 million, net of income tax benefit, or $.14 per diluted share) related to business realignments, including $6 million for compensation and severance costs, $8 million for asset write-offs and $2 million for integration costs.

The balance of the charge of $13 million ($9 million, net of income tax benefit, or $.11 per diluted share) relates to Corporate and consists primarily of compensation and severance costs.

As of the end of the first quarter of 1999, 30 percent of the closures and consolidations of facilities have been completed and approximately 10 percent of the expected 640 terminations have occurred. At April 4, 1999, approximately $80 million of the special charge remains unpaid and was included in accrued expenses.

Selling, general and administrative expenses, increased to $372 million for the first quarter from $237 million for the first quarter in 1998 primarily as a result of the special charge of $102 million. As a percentage of revenues, such expenses remained unchanged for the quarter at 22.5 percent excluding the impact of the $102 million special charge. The remaining increase in expenses for the quarter period resulted primarily from increased sales salaries in North America Staffing Services and Information Technology Services as well as additional branch openings in European Staffing Services.

Net interest expense was $9 million and $6 million for the first quarters of 1999 and 1998, respectively. Net interest primarily reflected borrowing costs on long-term debt offset by interest income on investments. The increase resulted from interest expense incurred as the Company continued to fund both its acquisition program and working capital requirements, particularly accounts receivable, necessary to support growth in its Staffing Services' business and Infusion business.

Excluding the effect of the special charge, net income for the first quarter of 1999 decreased 39 percent to $8 million, or $.10 per diluted share, compared to $13 million, or $.16 per share for last year's first quarter.

Liquidity and Capital Resources
-------------------------------
Working capital at April 4, 1999, including $32 million in cash, was $657 million, a decrease of 3 percent versus $675 million at January 3, 1999. Receivables, net, increased $43 million, or 4 percent, predominantly due to revenue growth and acquisitions in the Staffing Services' business as well as growth in Health Services' Infusion business, which requires additional working capital.

The Company has a revolving credit agreement with a consortium of 11 banks for up to $400 million in borrowings and letters of credit. In February 1999, the Company's revolving credit agreement, which expires in 2001, was amended, to revise the provision related to the maintenance of various financial ratios and covenants, including granting the Company approval to repurchase up to $40 million of the convertible subordinated debentures. The Company retired $7.7 million of the convertible subordinated debentures at 88.5 percent of the principal amount, resulting in a gain of approximately $900 in January 1999. In May 1999, the Company's revolving credit agreement was further amended to revise the provision related to the maintenance of various financial ratios and covenants and to restrict further repurchase of the convertible subordinated debentures, as well as, the Company's common shares. As of April 4, 1999, there were $241 million in borrowings and $14 million in standby letters of credit outstanding. The Company has invested available funds in secure, short-term, interest-bearing investments.

The Company anticipates that, in addition to its projected cash flow from operations, new borrowings may be required to meet the Company's projected working capital requirements to fund capital expenditures currently anticipated by the Company, and to satisfy potential obligations arising from resolution of current investigations. Although no assurance can be given, the Company currently believes that cash flows from operations, borrowings available to the Company under existing financing agreements, and additional borrowings that the Company believes it will be able to obtain should be adequate to meet its projected requirements during 1999 and thereafter. If cash flows from operations or availability under existing and new financing agreements fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, or consider other alternatives designed to enhance the Company's liquidity.

The Company's 1999 first quarter dividend on common stock and Class B common stock was $.04 per share.

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

The Information Technology Services business requires minimal remediation to achieve Year 2000 compliance, which is expected to be completed in 1999.

In the Health Services segment, systems critical to the business, which have been identified as non-year 2000 compliant, are being replaced as part of a project, referred to as Project REO, which is also being implemented to increase efficiencies and improve the Company's ability to provide services to customers. The new infrastructure, which is Year 2000 compliant, is currently being implemented in field offices and is scheduled for completion during 1999. Other Health Services' systems, which require remediation, are also expected to be compliant in 1999.

The total cost of the Company's remediation plan (exclusive of Project REach and Project REO costs) is estimated to be approximately $3 million.

Due to the general uncertainty inherent in the Year 2000 issue resulting, in part, from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, and government agencies, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The continuing Year 2000 effort is expected to help reduce the Company's level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 readiness. The Company believes that the implementation of new business systems and the completion of its Year 2000 plan as scheduled should help reduce the likelihood of significant interruptions of normal operations.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk for changes in interest rates relates to the fair value of long-term fixed rate debt and the variability of interest expense on variable rate debt. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at April 4, 1999, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or results of operations.

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

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.
            ------------------
            On September 8, 1998, a Consolidated Amended Class Action Complaint (the "Amended Complaint") was filed by the plaintiffs in the four previously disclosed purported class action lawsuits (Weichman, Goldman, Waldman and Cannold) pending against Olsten and certain of its officers and directors (collectively, the "Class Action"). The Amended Complaint asserts claims under Sections 10(b) (including Rule 10b-5 promulgated thereunder), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. On October 19, 1998, the Company and the individual defendants served a motion seeking an Order dismissing the Amended Complaint; that motion was fully briefed on December 23, 1998. While the Company is unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss in connection therewith (given the preliminary stage of the Class Action and the fact that the Amended Complaint does not allege damages with any specificity), the Company believes that it acted responsibly with respect to its shareholders and has vigorously defended the Class Action.

            On or about May 11, 1999, a Complaint was served in a derivative lawsuit, captioned Robert Rubin, et al. v. John M. May, et al., No. 17135-NC (Delaware Chancery Court), which was filed against the following current and former directors of the Company: John M. May, Raymond S. Troubh, Jo[sh] S. Weston, Victor F. Ganzi, Stuart R. Levine, Frank N. Liguori, Miriam Olsten, Stuart Olsten and Richard
            J. Sharoff. The Complaint, which names Olsten as a nominal defendant, alleges a claim for breach of fiduciary duties arising out of the Class Action referenced above and the Healthcare Investigations defined and referenced in Item 5, below. Plaintiffs seek a judgment (1) requiring the defendants to account to the Company for unspecified alleged damages resulting from the defendants' alleged conduct; (2) directing the defendants to establish and maintain effective compliance programs; and (3) awarding plaintiffs the costs and expenses of the lawsuit, including reasonable attorneys' fees.

Item 5.     Other Information.
            ------------------
            GOVERNMENT INVESTIGATIONS. The Company's home health care business is subject to extensive federal and state regulations which govern, among other things, Medicare, Medicaid, CHAMPUS and other government-funded reimbursement programs, reporting requirements, certification and licensure standards for certain home health agencies and, in some cases, certificate-of-need and pharmacy-licensing requirements. The Company is also subject to a variety of federal and state regulations which prohibit fraud and abuse in the delivery of health care services, including, but not limited to, prohibitions against the offering or making of direct or indirect payments for the referral of patients. As part of the extensive federal and state regulation of the Company's home health care business, the Company is subject to periodic audits, examinations and investigations conducted by or at the direction of governmental investigatory and oversight agencies. Violation of the applicable federal and state health care regulations can result in a health care provider being excluded from participation in the Medicare, Medicaid and/or CHAMPUS programs, and can subject the provider to civil and/or criminal penalties.

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

Item 6.     Exhibits and Reports on Form 8-K.

            (a) The following exhibits are filed herewith:

                Exhibit 10.1- Amendment No. 4, dated as of February 28, 1999, to
                              Credit Agreement, dated as of August 9, 1996, as amended, among the Company, the Banks signatory thereto and The Chase Manhattan Bank, as Agent, covering $400 million credit facility.

                Exhibit 10.2- Amendment No. 5, dated as of February 28, 1999, to
                              Credit Agreement, dated as of August 9, 1996, as amended, among the Company, the Banks signatory thereto and The Chase Manhattan Bank, as Agent, covering $400 million credit facility.

                Exhibit 10.3- Amendment  No.  6,  dated as of May 18,  1999,  to
                              Credit Agreement, dated as of August 9, 1996, as amended, among the Company, the Banks signatory thereto and The Chase Manhattan Bank, as Agent, covering $400 million credit facility.

                Exhibit 10.4- Letter  Agreement  dated February 10, 1999 between the Company and Edward A. Blechschmidt.

                Exhibit 27  - Financial Data Schedule.

            (b) Reports on Form 8-K.

                (i) The Company filed a report on Form 8-K, dated March 30, 1999, reporting in Item 5, Other Events, that the Company had released a press release dated March 30, 1999, which was filed as an Exhibit thereto.

                                   SIGNATURES







Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the

registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.









                              OLSTEN CORPORATION
                                  (REGISTRANT)




Date: May 19, 1999        By: /s/ Edward A. Blechschmidt
                              -------------------------------------
                              Edward A. Blechschmidt
                              President and Chief Executive Officer



Date: May 19, 1999        By: /s/ Anthony J. Puglisi
                              -------------------------------------
                              Anthony J. Puglisi
                              Executive Vice President and
                              Chief Financial Officer

                                 EXHIBIT INDEX

               Exhibit 10.1- Amendment No. 4, dated as of February 28, 1999, to
                             Credit Agreement, dated as of August 9, 1996, as amended, among the Company, the Banks signatory thereto and The Chase Manhattan Bank, as Agent, covering $400 million credit facility.

               Exhibit 10.2- Amendment No. 5, dated as of February 28, 1999, to
                             Credit Agreement, dated as of August 9, 1996, as amended, among the Company, the Banks signatory thereto and The Chase Manhattan Bank, as Agent, covering $400 million credit facility.

               Exhibit 10.3- Amendment  No.  6,  dated as of May 18,  1999,  to
                             Credit Agreement, dated as of August 9, 1996, as amended, among the Company, the Banks signatory thereto and The Chase Manhattan Bank, as Agent, covering $400 million credit facility.

               Exhibit 10.4- Letter  Agreement  dated February 10, 1999 between the Company and Edward A. Blechschmidt.

               Exhibit 27  - Financial Data Schedule.