Form 10-Q
period 1999-07-04
OLSTEN CORP
filed 1999-08-18
CIK 74386

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended July 4, 1999
                                                  ------------

                           Commission File No. 1-8279
                                               ------

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

                                                      YES  X            NO
                                                          ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at August 12, 1999
------------------------------------              ------------------------------
Common Stock, $.10 par value                             68,236,653 shares
Class B Common Stock, $.10 par value                     13,065,764 shares

                                      INDEX
                                      -----


                                                                       Page No.
                                                                       --------
PART I -  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets (Unaudited) -
          July 4, 1999 and January 3, 1999, respectively                  2

          Consolidated Statements of Operations (Unaudited) -
          Quarters and Six Months Ended July 4, 1999 and
          June 28, 1998, respectively                                     3

          Consolidated Statements of Cash Flows (Unaudited) -
          Six Months Ended July 4, 1999 and
          June 28, 1998, respectively                                     4

          Notes to Consolidated Financial Statements (Unaudited)         5-10

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           10-15

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk     16


PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                              17

 Item 4.  Submission of Matters to a Vote of Security Holders           17-18

 Item 5.  Other Information                                             19-20

 Item 6.  Exhibits and Reports on Form 8-K                               21


SIGNATURES                                                               22

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
                               Olsten Corporation
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)
                                   (Unaudited)

                                               July 4, 1999     January 3, 1999
                                               ------------     ---------------
ASSETS
CURRENT ASSETS:
   Cash                                          $   14,991          $   53,831
   Receivables, net                               1,146,546           1,005,685
   Other current assets                             141,399             134,303
                                                  ---------           ---------
     Total current assets                         1,302,936           1,193,819

FIXED ASSETS, NET                                   238,081             233,131

INTANGIBLES, NET                                    595,802             613,616

OTHER ASSETS                                          9,633              18,241
                                                  ---------           ---------
                                                 $2,146,452          $2,058,807
                                                  =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accrued expenses                              $  197,756          $  195,594
   Payroll and related taxes                        154,641             144,330
   Accounts payable                                 134,559             142,547
   Insurance costs                                   41,545              36,338
                                                  ---------           ---------
     Total current liabilities                      528,501             518,809

LONG-TERM DEBT                                      745,915             606,107

OTHER LIABILITIES                                   105,225             111,371

SHAREHOLDERS' EQUITY:
   Common stock $.10 par value;
    authorized 110,000,000 shares;
    issued 68,276,817 and 68,253,080
    shares, respectively                              6,828               6,825
   Class B common stock $.10 par value;
    authorized 50,000,000 shares;
    issued 13,066,003 and 13,071,560
    shares, respectively                              1,307               1,307
   Additional paid-in capital                       447,649             447,488
   Retained earnings                                322,023             377,268
   Accumulated other comprehensive loss             (10,541)             (9,913)
   Less treasury stock, at cost;
    45,700 shares                                      (455)               (455)
                                                  ---------           ---------
       Total shareholders' equity                   766,811             822,520
                                                  ---------           ---------
                                                 $2,146,452          $2,058,807
                                                  =========           =========
See notes to consolidated financial statements.

                                                 Olsten Corporation
                                        Consolidated Statements of Operations
                                       (In thousands, except per share amounts)
                                                    (Unaudited)

                                                              Second Quarter Ended                Six Months Ended
                                                              --------------------                ----------------
                                                         July 4, 1999     June 28, 1998     July 4, 1999     June 28, 1998
                                                         ------------     -------------     ------------     --------------
Service sales, franchise fees,
   management fees and other income                        $1,248,633        $1,126,142       $2,446,589         $2,176,084

Cost of services sold                                         944,833           883,017        1,848,309          1,666,902
                                                            ---------         ---------        ---------          ---------

   Gross profit                                               303,800           243,125          598,280            509,182

Selling, general and administrative expenses                  266,538           286,591          638,576            523,451

Interest expense, net                                          10,840             7,476           19,838             13,382
                                                            ---------         ---------        ---------          ---------

   Income (loss) before income taxes and minority
     interests                                                 26,422           (50,942)         (60,134)           (27,651)

Income tax expense (benefit)                                   10,241           (19,740)         (15,774)           (10,714)
                                                            ---------         ---------        ---------          ---------

   Income (loss) before minority interests                     16,181           (31,202)         (44,360)           (16,937)

Minority interests                                              2,673             2,262            4,384              3,726
                                                            ---------         ---------        ---------          ---------

   Net income (loss)                                       $   13,508        $  (33,464)      $  (48,744)        $  (20,663)
                                                            =========         =========        =========          =========

SHARE INFORMATION:

   Basic earnings (loss) per share:

     Net income (loss)                                     $      .17        $     (.41)      $     (.60)        $     (.25)
                                                            =========         =========        =========          =========

     Average shares outstanding                                81,291            81,346           81,285             81,361
                                                            =========         =========        =========          =========

   Diluted earnings (loss) per share:

     Net income (loss)                                     $      .17        $    ( .41)      $     (.60)        $     (.25)
                                                            =========         =========        =========          =========

     Average shares outstanding                                81,352            81,346           81,285             81,361
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

                                         Olsten Corporation
                               Consolidated Statements of Cash Flows
                                           (In thousands)
                                            (Unaudited)

                                                                              Six Months Ended
                                                                              ----------------
                                                                        July 4, 1999     June 28, 1998
                                                                        ------------     -------------
OPERATING ACTIVITIES:
   Net loss                                                              $ (48,744)        $ (20,663)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                        39,507            32,512
       Changes in assets and liabilities,
         net of effect from acquisitions:
           Accounts receivable and other current assets                   (181,393)          (70,907)
           Current liabilities                                              55,614            41,803
           Other, net                                                         (435)           (8,775)
                                                                          --------          --------

NET CASH USED IN OPERATING ACTIVITIES                                     (135,451)          (26,030)
                                                                          --------          --------

INVESTING ACTIVITIES:
   Purchases of fixed assets                                               (39,557)          (35,146)
   Acquisitions of businesses, net of cash acquired                        (14,894)          (60,408)
                                                                          --------          --------

NET CASH USED IN INVESTING ACTIVITIES                                      (54,451)          (95,554)
                                                                          --------          --------

FINANCING ACTIVITIES:
   Net proceeds from (repayments of) line of credit agreements             174,353           (60,862)
   Redemption of debentures                                                 (7,688)               --
   Repayment of notes payable                                               (6,517)           (6,202)
   Cash dividends                                                           (6,501)          (11,378)
   Net proceeds from issuance of notes                                          --           133,806
   Issuances of common stock under stock plans                                  --                54
                                                                          --------          --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  153,647            55,418
                                                                          --------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (2,585)             (278)
                                                                          --------          --------

NET DECREASE IN CASH                                                       (38,840)          (66,444)

CASH AT BEGINNING OF PERIOD                                                 53,831            84,810
                                                                          --------          --------

CASH AT END OF PERIOD                                                    $  14,991         $  18,366
                                                                          ========          ========

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

2.   Comprehensive Income (Loss)
     ---------------------------
     Total comprehensive income amounted to $16 million and comprehensive loss was $37 million during the second quarters of 1999 and 1998, respectively. During the six months, total comprehensive loss amounted to $49 million and $25 million for 1999 and 1998, respectively.

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

     During the first six months of 1999, the Company purchased additional Staffing Services operations in France and Health Services operations in the United States for approximately $15 million in cash. All acquisitions have been accounted for by the purchase method of accounting.

4.   Special Charges and Adjustments
     -------------------------------
     On March 30, 1999, the Company announced plans to take a special charge aggregating $102 million. The charge provides for the settlement of two federal investigations focusing on the Company's Medicare home office cost reports and certain transactions with Columbia/HCA and a provision of $46 million for the realignment of business units as part of a new restructuring plan, including compensation and severance costs of $22 million to be paid to operational support staff, branch administrative personnel and management, asset write-offs of $16 million and integration costs of $8 million, primarily related to obligations under lease agreements for offices and other facilities being closed. With respect to the two federal investigations, the final civil, administrative and criminal agreements were finalized and signed on July 19, 1999 and the settlement amount was paid on August 11, 1999. The payment was funded by the Company's revolving credit agreement in the amount of $45 million with the remainder coming from operating cash flows. Asset write-offs relate primarily to fixed assets being disposed of in offices being closed and facilities being consolidated as well as fixed assets and goodwill attributable to the Company's exit from certain businesses previously acquired but not within the Company's strategic objectives. The Company expects that the realignment of the business units will achieve a reduction of expenses of approximately $14 million for the last three quarters of 1999, due to reduced employee, lease and depreciation expenses.


         The Health Services' division represented $73 million of the total charge, inclusive of a provision for the settlement of the two government investigations of $56 million, compensation and severance costs of $5 million, asset write-offs of $7 million and integration costs of $5 million.

         The charge for the Staffing Services' division totaled $16 million and related to business realignments, including $6 million for compensation and severance costs, $8 million for asset write-offs and $2 million for integration costs.

         The balance of the charge of $13 million relates to corporate operations and consists primarily of compensation and severance costs.

         As of the end of the first six months of 1999, 60 percent of closures and consolidations of facilities have been completed and approximately 70 percent of the 640 expected terminations have occurred.

     In 1998, as a part of the Balanced Budget Act, the government enacted the Interim Payment System ("IPS") for reimbursement of home care services provided under Medicare. Prior to enactment of the IPS, home care services were reimbursed based on cost subject to a cap determined by the Health Care Financing Administration. The IPS reimburses home care services based on costs, subject to both a per-beneficiary limit and a per-visit limit. Further, the IPS reduced the per-visit limit to 1994 levels. As a result of these cuts in reimbursement, provider margins have been reduced. In order to operate at the lowered reimbursement rates, home health care companies reduced the services provided to patients by providing fewer patient visits. In addition, the regulatory climate that ensued in home health care caused a lower level of physician referrals.

     In 1998, the Company recorded non-recurring charges and other adjustments of $66 million related to the restructuring of the Company's Health Services division. These charges, which were primarily for 60 office closings and consolidations in the United States, were taken to help position the Company to operate more efficiently under the new IPS. In addition, the Company has also made significant technological investments in order to improve operational efficiencies and employee retention levels. The benefit of the restructuring began to be realized in the second quarter of 1998.

         Included in this provision was $37 million charged to selling, general and administrative expenses, which included lease payments of $3 million, employee severance of $4 million, professional fees and related costs of $13 million, fixed asset and software write-offs of $5 million to reflect the loss incurred upon the Company's decision to dispose of the assets in certain closed offices, and an increase in the allowance for doubtful accounts of $12 million. The charge for professional fees and related costs resulted from the settlement with several government agencies regarding certain past business practices of Quantum, the level of effort required to respond to the significant inquiries conducted by the government, and costs incurred to redesign the credit and collection process of the home health business. All closures and consolidations, related to this charge, of facilities and employee terminations have been completed. The allowance for doubtful accounts was increased because the collection of receivables is highly dependent on the service provider's ability to provide certain evidence of service and authorization documentation to a variety of third-party payors. The office closings, consolidation of certain business service centers and the termination of employees are all events that, in the Company's past experience, impair the ability to provide the aforementioned documentation and to collect on receivables.

         In addition, the Company recorded a reduction in revenues in the second quarter of 1998 of $14 million in anticipation of lower Medicare reimbursements resulting from the new per-visit and per-beneficiary limits that have been imposed by Medicare under the Interim Payment System.

         The Company recorded a charge to cost of sales of $15 million to reflect the estimated increase in costs that have been incurred, but not yet reported, based upon a change in the actuarial estimates utilized to determine the level of service to patients covered under the Company's capitated contracts.

     The major components, and amount of costs charged during the six months ended July 4, 1999, of the previous years' special charges, as well as the 1999 special charge, were as follows:

                                                    Accounts            Compensation
   Dollars in                                       Receivable and      and Severance     Integration
   Thousands                        Settlements     Other Assets        Costs             Costs           Other      Total
   ---------                        -----------     ------------        -------------     -----------     -----      -----

   Balance at January 3, 1999         $     --         $  5,298             $  1,383         $   896      $ 476     $  8,053
   Cash expenditures                        --               --               (1,156)           (544)      (476)      (2,176)
   Non-cash write-offs                      --              (83)                  --              --         --          (83)
                                       -------          -------              -------          ------      -----      -------
   Balance at July 4, 1999            $     --         $  5,215             $    227         $   352      $  --     $  5,794
                                       -------          -------              -------          ------      -----      -------

   Charge - 1999                      $ 56,000         $ 16,060             $ 22,245         $ 7,695      $  --     $102,000
   Cash expenditures                      (330)              --              (14,728)         (2,844)        --      (17,902)
   Non-cash write-offs                      --          (11,488)                  --              --         --      (11,488)
                                       -------          -------              -------          ------      -----      -------
   Balance at July 4, 1999            $ 55,670         $  4,572             $  7,517         $ 4,851      $  --     $ 72,610
                                       -------          -------              -------          ------      -----      -------
   Balance of all charges
       combined at July 4, 1999       $ 55,670         $  9,787             $  7,744         $ 5,203      $  --     $ 78,404
                                       =======          =======              =======          ======       ====      =======

5.   Long-Term Debt
     --------------
     In February 1999, the Company's revolving credit agreement, which expires in 2001, was amended, to revise the provision related to the maintenance of various financial ratios and covenants, including granting the Company approval to repurchase up to $40 million of the convertible subordinated debentures. The Company retired $7.7 million of the convertible subordinated debentures at 88.5 percent of the principal amount, resulting in a gain of approximately $.9 million in January 1999. In May 1999, the Company's revolving credit agreement was further amended to revise various financial ratios and covenants and to restrict further repurchase of the convertible subordinated debentures, as well as the Company's common shares.

     Interest expense, net, consists primarily of interest on long-term debt for the quarter of $11 million in 1999 and $8 million in 1998, offset by interest income from investments of $.6 million for 1999 and $1 million for 1998. Interest expense for the six months was $21 million, net of interest income of $1 million in 1999 and $15 million, net of interest income of $2 million in 1998.

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

     Health Services
     The Company operates Olsten Health Services in the United States and Canada, delivering home health-related services, including Network
     Services, providing care management and coordination for managed care organizations and self-insured employers; skilled nursing, home health aide and personal services; acute and chronic infusion therapy; physical/occupational/neurological/speech therapies; pediatric and perinatal care; disease management; marketing and distribution services for pharmaceutical, biotechnology and medical device firms; and institutional, occupational and alternate site health care staffing.

     The Company evaluates performance and allocates resources based on income or loss from operations before income taxes and minority interests. Segment data includes charges for allocating corporate costs to each of the operating segments. Prior period segment data has been restated to conform with the current period presentation. Information about the Company's operations, net of a special charge of $102 million, before taxes, in the first quarter of 1999 ($16 million related to Staffing Services, $73 million related to Health Services, and $13 million related to Corporate and other), and $66 million, before taxes, in the second quarter of 1998 related to Health Services, is as follows:

                                         Services sales,
                                         franchise fees,    Income (loss) before
     Dollars in                          management fees    income taxes and
     Thousands                           and other income   minority interests
     ---------                           ----------------   --------------------

     Second quarter ended July 4, 1999
     ---------------------------------
     Staffing Services                      $  767,953            $ 19,627
     Information Technology Services           108,107               3,189
     Health Services                           372,573               3,606
                                            ----------            --------
                                            $1,248,633            $ 26,422
                                             =========             =======

     Second quarter ended June 28, 1998
     ----------------------------------
     Staffing Services                      $  702,585            $ 20,769
     Information Technology Services           108,356               4,049
     Health Services                           315,201             (75,760)
                                             ---------             -------
                                            $1,126,142            $(50,942)
                                             =========             =======

     Six months ended July 4, 1999
     -----------------------------
     Staffing Services                      $1,490,271            $ 14,854
     Information Technology Services           216,469               6,964
     Health Services                           739,849             (68,852)
     Corporate and other                            --             (13,100)
                                             ---------             -------
                                            $2,446,589            $(60,134)
                                             =========             =======

     Six months ended June 28, 1998
     ------------------------------

     Staffing Services                      $1,328,070            $ 44,074
     Information Technology Services           200,847               6,516
     Health Services                           647,167             (78,241)
                                             ---------             -------
                                            $2,176,084            $(27,651)
                                             =========             =======

7.   Subsequent Event
     ----------------
     On August 18, 1999, the Company announced it intends to merge its staffing and information technology services businesses with Adecco S.A. On closing, the Company's health services business will be split off to Olsten shareholders as an independent, health services company.

     When the transactions become effective, each holder of Olsten stock will receive for each share of Olsten common stock and Olsten Class B stock, $8.75 in cash, or 0.12472 of an Adecco American Depositary Receipt (ADR) (one ADR represents one-eighth of one share of Adecco common stock), or a mixture of cash and Adecco ADRs valued in the aggregate at approximately $8.75 per Olsten share, subject to proration in order that the aggregate consideration received by all holders will be half cash and half Adecco ADR shares. The value of the stock received by shareholders in the health services company will be determined upon commencement of trading in the new security.

     The transactions required by the merger agreement require the affirmative vote of holders of a majority of Olsten's common stock and Class B stock, voting as a single class, as well as customary regulatory and other conditions. Stuart Olsten, Chairman of the Company, and certain other holders of the Company's Class B stock, constituting a majority of the voting power of the Company's combined classes of stock, have committed to vote in favor of the transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------
Revenues increased 11 percent, or $123 million, during the second quarter and 12 percent, or $271 million, for the first six months of 1999, with 7 percent and 11 percent attributable to acquisitions, respectively. Staffing Services' revenues increased 9 percent, or $65 million, for the second quarter of 1999 and 12 percent, or $162 million, for the six months of 1999. In Europe, Staffing Services' second quarter of 1999 revenue grew by 36 percent, principally in France and Scandinavia, reflecting industry growth and favorable economic conditions, while North American second quarter of 1999 revenues declined 3 percent due, in part, to the historically low level of unemployment in the United States. Partially offsetting this decrease was a 37 percent increase in the Canadian staffing business' second quarter of 1999 revenues and a 31 percent increase in the Company's accounting and financial services specialty division. Staffing Services' revenues were unfavorably impacted by changes in currency exchange rates during the second quarter of 1999 due to the strengthening of the U.S. dollar relative to currencies in Europe, particularly in France, Norway and the United Kingdom. At constant exchange rates, the increase in Staffing Services' revenues would be 11 percent, or $77 million. For the six months of 1999, Staffing Services' revenues would have been $1.5 billion, an increase of 13 percent, had exchange rates remained unchanged. Information Technology Services' revenues were essentially flat in both North America and Europe for the second quarter of 1999 and grew 8 percent, or $16 million, for the six months of 1999. Health Services' revenues increased 18 percent, or $57 million, for the second quarter, and 14 percent, or $93 million, for the six months, driven by growth in the Infusion, Network and Staffing business, while the Nursing business was flat due, in part, to the impact of the 1998 change to Medicare's Interim Payment System discussed below.

Gross profit margins, as a percentage of revenues, increased to 24.3 percent and
24.5 percent for the second quarter and six months from 21.6 percent and 23.4 percent for last year's second quarter and six months, respectively. Excluding the impact of the non-recurring charge in the second quarter of 1998, gross profit margins increased from 23.9 percent and remained essentially flat for last year's second quarter and six months, respectively. Staffing Services' gross profit margins declined for the quarter and six months as a result of decreased markups, increased subcontractor utilization, and growth in low margin Corporate Accounts and Partnership business in North America. Additionally, increased international competition, a changing business mix and increased social costs in Europe reduced margins. Information Technology's gross profit margins remained essentially flat in comparison to the second quarter and six months of 1998. Health Services' gross profit margins increased slightly, excluding the effect of the non-recurring charge and other adjustments in the second quarter of 1998, from 32.3 percent to 34.2 percent in the quarter and
33.3 percent to 34.1 percent in the six months.

On March 30, 1999, the Company announced plans to take a special charge aggregating $102 million. The charge provides for the settlement of two federal investigations focusing on the Company's Medicare home office cost reports and certain transactions with Columbia/HCA and a provision of $46 million for the realignment of business units as part of a new restructuring plan, including compensation and severance costs of $22 million to be paid to operational support staff, branch administrative personnel and management, asset write-offs of $16 million and integration costs of $8 million, primarily related to obligations under lease agreements for offices and other facilities being closed. With respect to the two government investigations, the final civil, administrative and criminal agreements were finalized and signed on July 19, 1999 and the settlement amount was paid on August 11, 1999. The payment was funded by the Company's revolving credit agreement in the amount of $45 million with the remainder coming from operating cash flows. Asset write-offs relate primarily to fixed assets being disposed of in offices being closed and facilities being consolidated as well as fixed assets and goodwill attributable to the Company's exit from certain businesses previously acquired but not within the Company's strategic objectives. The Company expects that the realignment of the business units will achieve a reduction of expenses of approximately $13.6 million for the last three quarters of 1999, due to reduced employees, lease and depreciation expenses.

         The Health Services' division represented $73 million of the total charge, inclusive of a provision for the settlement of the two government investigations of $56 million, compensation and severance costs of $5 million, asset write-offs of $7 million and integration costs of $5 million.

         The charge for the Staffing Services' division totaled $16 million and related to business realignments, including $6 million for compensation and severance costs, $8 million for asset write-offs and $2 million for integration costs.

         The balance of the charge of $13 million relates to corporate operations and consists primarily of compensation and severance costs.

         As of the end of the second quarter of 1999, 60 percent of the closures and consolidations of facilities have been completed and approximately 70 percent of the expected 640 terminations have occurred.

In 1998, as a part of the Balanced Budget Act, the government enacted the Interim Payment System ("IPS") for reimbursement of home care services provided under Medicare. Prior to enactment of the IPS, home care services were reimbursed based on cost subject to a cap determined by the Health Care Financing Administration. The IPS reimburses home care services based on costs, subject to both a per-beneficiary limit and a per-visit limit. Further, the IPS reduced the per-visit limit to 1994 levels. As a result of these cuts in reimbursement, provider margins have been reduced. In order to operate at the lowered reimbursement rates, home health care companies reduced the services provided to patients by providing fewer patient visits. In addition, the regulatory climate that ensued in home health care caused a lower level of physician referrals.

         In 1998, the Company recorded non-recurring charges and other adjustments of $66 million related to the restructuring of the Company's Health Services division. These charges, which were primarily for 60 office closings and consolidations in the United States, were taken to help position the Company to operate more efficiently under the new IPS. In addition, the Company has also made significant technological investments in order to improve operational efficiencies and employee retention levels. The benefit of the restructuring began to be realized in the second quarter of 1998.

         Included in this provision was $37 million charged to selling, general and administrative expenses, which included lease payments of $3 million, employee severance of $4 million, professional fees and related costs of $13 million, fixed asset and software write-offs of $5 million to reflect the loss incurred upon the Company's decision to dispose of the assets in certain closed offices, and an increase in the allowance for doubtful accounts of $12 million. The charge for professional fees and related costs resulted from the settlement with several government agencies regarding certain past business practices of Quantum, the level of effort required to respond to the significant inquiries conducted by the government, and costs incurred to redesign the credit and collection process of the home health business. All closures and consolidations, related to this charge, of facilities and employee terminations have been completed. The allowance for doubtful accounts was increased because the collection of receivables is highly dependent on the service provider's ability to provide certain evidence of service and authorization documentation to a variety of third-party payors. The office closings, consolidation of certain business service centers and the termination of employees are all events that, in the Company's past experience, impair the ability to provide the aforementioned documentation and to collect receivables.

         In addition, the Company recorded a reduction in revenues in the second quarter of 1998 of $14 million in anticipation of lower Medicare reimbursements resulting from the new per-visit and per-beneficiary limits that have been imposed by Medicare under the Interim Payment System.

         The Company recorded a charge to cost of sales of $15 million to reflect the estimated increase in costs that have been incurred, but not yet reported, based upon a change in the actuarial estimates utilized to determine the level of service to patients covered under the Company's capitated contracts.

Selling, general and administrative expenses decreased to $267 million in the second quarter of 1999 from $287 million in the second quarter of 1998 due to the non-recurring charges and other adjustments and recorded in the second quarter of 1998. Excluding the charge, such expenses, at 21.3% and 21.9% as a percentage of revenue for the second quarter of 1999 and 1998, respectively, have remained flat for the quarter. Conversely, selling, general and administrative expenses increased to $639 million from $524 million in the six months due to the special charge recorded in the first quarter of 1999. Excluding both charges, selling, general and administrative expenses for the six months have been essentially flat as a percentage of revenue at 22.2% in 1998 and 21.9% in 1999.

Net interest expense was $10.8 million and $7.5 million for the second quarters of 1999 and 1998, respectively, and $20 million and $13 million for the six months of 1999 and 1998. Net interest primarily reflected borrowing costs on long-term debt offset by interest income on investments. The increase resulted from interest expense incurred as the Company continued to fund both its acquisition program and working capital requirements, particularly accounts receivable, necessary to support growth in its Staffing Services' business and Infusion business.

Liquidity and Capital Resources
-------------------------------
Working capital at July 4, 1999, including $15 million in cash, was $774 million, an increase of 15 percent versus $675 million at January 3, 1999. Receivables, net, increased $141 million, or 14 percent, predominantly due to revenue growth and acquisitions in the Staffing Services' business as well as growth in Health Services' Infusion business, which requires additional working capital.

The Company has a revolving credit agreement for up to $400 million in borrowings and letters of credit. In February 1999, the Company's revolving credit agreement, which expires in 2001, was amended, to revise the provision related to the maintenance of various financial ratios and covenants, including granting the Company approval to repurchase up to $40 million of the convertible subordinated debentures. The Company retired $7.7 million of the convertible subordinated debentures at 88.5 percent of the principal amount, resulting in a gain of approximately $.9 million in January 1999. In May 1999, the Company's revolving credit agreement was further amended to revise the provision related to the maintenance of various financial ratios and covenants and to restrict further repurchase of the convertible subordinated debentures, as well as the Company's common shares. As of July 4, 1999, there were $344 million in borrowings and $15 million in standby letters of credit outstanding under the revolving credit agreement. The Company has invested available funds in secure, short-term, interest-bearing investments.

The Company anticipates that, in addition to its projected cash flow from operations, new borrowings may be required to meet the Company's projected working capital requirements to fund capital expenditures currently anticipated by the Company. Although no assurance can be given, the Company currently believes that cash flows from operations, borrowings available to the Company under existing financing agreements, and additional borrowings that the Company believes it will be able to obtain should be adequate to meet its projected requirements during 1999 and thereafter. If cash flows from operations or availability under existing and new financing agreements fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, or consider other alternatives designed to enhance the Company's liquidity. On August 11, 1999, the Company paid $61 million in settlement of the U.S. Department of Justice home office cost reports and Columbia/HCA investigation of which $45 million was funded by the Company's revolving credit agreement with the remainder coming from operating cash flows.

The Company's 1999 second quarter dividend on common stock and Class B common stock was $.04 per share.

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

The North American Staffing Services business is achieving Year 2000 readiness by replacing all business applications and related infrastructure with compliant technology. This project, referred to as Project REach, is being implemented to increase efficiencies and improve the Company's ability to provide services to customers. The selected systems are Year 2000 compliant and, therefore, no remediation of current applications is necessary. Project REach is approximately 95 percent completed and is scheduled to be fully implemented by September 1999. The Company's European and Latin American staffing operations are achieving readiness primarily through remediation of existing systems and both are expected to be completed by October 31, 1999.

The Information Technology Services business required minimal remediation to achieve Year 2000 compliance, and was completed June 30, 1999.

In the Health Services segment, systems critical to the business, which have been identified as non-year 2000 compliant, are being replaced as part of a project, referred to as Project REO, which is also being implemented to increase efficiencies and improve the Company's ability to provide services to customers. The new infrastructure, which is Year 2000 compliant, is currently being implemented in field offices and is scheduled for completion by October 31, 1999. Other Health Services' systems, which require remediation, are expected to be completed by October 31, 1999.

The total cost of the Company's remediation plan (exclusive of Project REach and Project REO costs) is estimated to be approximately $3 million.

As part of its Year 2000 readiness activities, the Company has contacted its significant vendors and third parties to determine the extent to which the Company is vulnerable to their potential failure to remediate their own systems to address the Year 2000 issues. Approximately 93% of those inquired have responded in writing and indicated their current compliance or that they will be compliant by the end of 1999.

With respect to the risks associated with its systems, the Company believes that the most reasonably likely worst case scenario is that the Company may experience minor system malfunctions and errors in the early days and weeks of the Year 2000. The Company does not expect these problems to have a material impact on the Company's ability to place and pay workers or invoice customers.

The Company is not heavily reliant on electronic transmissions from third parties. With respect to the risks associated with the third parties, the Company believes that the most reasonably likely worst case scenario is that some of the Company's vendors and customers will not be compliant. The Company believes that the number of such third parties will have been minimized by the Company's program of contacting significant vendors and large customers. Despite the Company's diligence, there can be no guarantee that significant vendors and third parties that the Company relies upon to conduct day to day business will be compliant. Failure by these companies, or any governmental entities, to remediate their systems on a timely basis could impact cash flow from operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the fair value of long-term fixed-rate debt. The Company has historically managed interest rates through the use of a combination of fixed and variable rate borrowings. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise.

The Company's long-term debt is primarily composed of fixed rate obligations. Based on the overall interest rate exposure on the Company's fixed rate borrowings at July 4, 1999, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt.

Based on variable rate debt levels, a 10 percent change in market interest rates (54 basis points on a weighted average) would have less than a 3 percent impact on the Company's interest expense, net.

Other than intercompany transactions between the United States and the Company's foreign entities, the Company generally does not have significant transactions that are denominated in a currency other than the functional currency applicable to each entity.

Fluctuations in currency exchange rates may also impact the shareholders' equity of the Company. The assets and liabilities of the Company's non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the quarter. The resulting translation adjustments are recorded in shareholders' equity as accumulated other comprehensive income (loss).

Although currency fluctuations impact the Company's reported results of operations, such fluctuations generally do not affect the Company's cash flow or result in actual economic gains or losses. Each of the Company's subsidiaries derives revenues and incurs expenses primarily within a single country, and consequently, does not generally incur currency risks in connection with the conduct of normal business operations. The Company generally has few cross border transfers of funds, except for transfers from or to the United States as working capital loans. To reduce the currency risk related to the loans, the Company may borrow funds under the existing Revolving Credit Agreement in the foreign currency to lend to the subsidiary.

Foreign exchange gains and losses are included in the Consolidated Statements of Operations and historically have not been significant. The Company generally does not engage in hedging activities, except as discussed above. The Company did not hold any derivative instruments at July 4, 1999.

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

                        PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.
            ------------------
            On September 8, 1998, a Consolidated Amended Class Action Complaint (the "Amended Complaint") was filed by the plaintiffs in the four previously disclosed purported class action lawsuits (Weichman, Goldman, Waldman and Cannold) pending against Olsten and certain of its officers and directors (collectively, the "Class Action"). The Amended Complaint asserts claims under Sections 10(b) (including Rule 10b-5 promulgated thereunder), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. On October 19, 1998, the Company and the individual defendants served a motion seeking an Order dismissing the Amended Complaint; that motion was fully briefed on December 23, 1998. The Amended Complaint seeks certification of the proposed class, a judgment declaring the conduct of the defendants to be in violation of the law, unspecified compensatory damages and unspecified costs and expenses, including attorneys' fees and experts' fees. While the Company is unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss in connection therewith (given the preliminary stage of the Class Action and the fact that the Amended Complaint does not allege damages with any specificity), the Company believes that it acted responsibly with respect to its shareholders and has vigorously defended the Class Action.

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

            (a) The Annual Meeting of Shareholders of the Company was held on May 4, 1999.

            (c)(i) At the Annual Meeting, shareholders elected directors of the Company by votes as follows:

                   Name of Director            Votes For       Votes Withheld
                   ----------------            ----------      --------------
                   Edward A. Blechschmidt      57,081,576          568,092
                   Victor F. Ganzi            105,127,692           57,170
                   Stuart R. Levine           105,126,032           58,830
                   John M. May                 57,000,941          648,727
                   Miriam Olsten              105,124,162           60,700
                   Stuart Olsten              105,127,692           57,170
                   Richard J. Sharoff         105,127,670           57,192
                   Raymond S. Troubh          105,126,122           57,192
                   Josh S. Weston              57,004,071          645,597

            (ii)   At  the  Annual  Meeting,   shareholders  voted  upon  a
                   proposal to approve the Company's Executive Officers Bonus Plan. The votes were as follows:

                   Votes For    Votes Against   Abstentions   Broker Non-Votes
                   ---------    -------------   -----------   ----------------
                  159,496,261      3,144,977      191,892           400

            (iii) At the Annual Meeting, shareholders voted upon a proposal to approve the appointment by the Board of Directors of PricewaterhouseCoopers LLP as independent accountants for the Company for its 1999 fiscal year. The votes were as follows:

                   Votes For    Votes Against   Abstentions   Broker Non-Votes
                   ---------    -------------   -----------   ----------------
                  162,468,082       277,902        88,546           -0-

            (iv) At the Annual Meeting, shareholders voted upon a proposal to eliminate stock options, bonuses and restricted shares for top senior management. The votes were as follows:

                   Votes For    Votes Against   Abstentions   Broker Non-Votes
                   ---------    -------------   -----------   ----------------
                   2,412,856     142,357,982      361,314        17,702,378

            (v)    At  the  Annual  Meeting,   shareholders  voted  upon  a
                   proposal to require shareholder approval of change of control agreements. The votes were:

                   Votes For    Votes Against   Abstentions   Broker Non-Votes
                   ---------    -------------   -----------   ----------------
                   9,136,926     135,633,978       361,845        17,701,781

            (vi)   At  the  Annual  Meeting,   shareholders  voted  upon  a
                   proposal requesting the prompt sale of the Company to the highest bidder. The votes were as follows:

                   Votes For    Votes Against   Abstentions   Broker Non-Votes
                   ---------    -------------   -----------   ----------------
                   3,981,267     140,747,746       373,737       17,731,780

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

            The Company has cooperated with the previously disclosed health care industry investigations being conducted by certain governmental agencies (collectively, the "Healthcare Investigations").

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

            The Company continues to cooperate with various state and federal agencies, including the U.S. Department of Justice and the Office of the Attorney General of New Mexico, in connection with their investigations into certain healthcare practices of Quantum Health Resources ("Quantum"). Among the matters into which the government has been inquiring are allegations of improper billing and fraud against various federally-funded medical assistance programs on the part of Quantum and its post-acquisition successor, the Infusion Therapy Services division of Olsten Health Services (the "Quantum New Mexico Investigation"). Most of the time period that the Company understands to be at issue in the Quantum New Mexico Investigation predates the Company's June 1996 acquisition of Quantum.

            On July 19, 1999, the Company entered into written civil and criminal agreements with the U.S. Department of Justice (and, as to the civil agreement, the Office of Inspector General of the U.S. Department of Health and Human Services) finalizing the understanding that it announced on March 30, 1999 to settle the civil and criminal aspects of the Cost Reports Investigation and the Columbia /HCA investigation. Pursuant to the settlement, (a) the Company paid on August 11, 1999 the sum of $61 million to the U.S. Department of Justice, including approximately $10.1 million in criminal fines and penalties; (b) in connection with the Columbia/HCA Investigation, a subsidiary of the Company, Kimberly Home Health Care, Inc., a Missouri corporation, pled guilty in the United States District Courts for the Northern District of Georgia, the Southern District of Florida and the Middle District of Florida, respectively, to a criminal violation of the federal mail fraud, conspiracy and kickback statutes; (c) Kimberly Home Health Care, Inc. has been permanently excluded from participation in Medicare, Medicaid and all other federal health care programs as defined in 42 U.S.C. ss.1320a-7b(f); and (d) the Company has executed a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services.

            By letter dated June 30, 1999, the Medicare Fraud Control Unit of the New Mexico Attorney General's Office notified the Company that it has declined to criminally prosecute the so-called "J-Code issue" relating to Quantum's past practices in seeking government health care reimbursement.

            On January 28, 1999, the Company announced that it had been advised by the United States Attorney's Office for the District of New Mexico ("New Mexico U.S. Attorney's Office") that, in connection with the Quantum New Mexico Investigation, it had dropped its criminal investigation into certain past practices of Quantum. The criminal aspect of the Quantum New Mexico Investigation had focused on allegations of improper billing and fraud against various federally funded medical assistance programs on the part of Quantum during the period between January 1992 and April 1997. By letter dated February 1, 1999, the New Mexico U.S. Attorney's Office advised the Company that, having ended its criminal inquiry, the Office has referred the Quantum matter to its Affirmative Civil Enforcement ("ACE") Section. As it had done with the Criminal Division of the New Mexico U.S. Attorney's Office, the Company intends to cooperate fully with that Office's ACE Section in connection with its civil inquiry into the Quantum matter that has been referred to it. Although, at this time, the Company is unable to predict what relief, if any, the ACE Section will seek in connection with the civil Quantum New Mexico Investigation, such relief could include money damages and/or civil penalties.

Item 6.     Exhibits and Reports on Form 8-K.
            ---------------------------------

            (a)    The following exhibits are filed herewith:

                   Exhibit 2.1 Agreement and Plan of Merger, dated as of August 17, 1999, by and among Adecco SA, Staffing Acquisition Corporation and the Company.

                   Exhibit 2.2 Separation Agreement, dated as of August 17, 1999, by and among the Company, Aaronco Corp., and Adecco SA.

                   Exhibit  10.1   Employment Agreement dated as of February 10,
                                   1999   between  the  Company  and  Edward  A.
                                   Blechschmidt.

                   Exhibit 10.2 Supplemental Executive Retirement Plan, as amended and restated January 4, 1999.

                   Exhibit 10.3 Separation, Consulting and Non-Competition Agreement, dated as of August 17, 1999, by and among Stuart Olsten, Adecco SA, and the Company.

                   Exhibit 10.4 Separation, Consulting and Non-Competition Agreement, dated as of August 17, 1999, by and among Edward A. Blechschmidt, Adecco SA, and the Company.

                   Exhibit 10.5 Separation, Consulting and Non-Competition Agreement, dated as of August 17, 1999, by and among Anthony Puglisi, Adecco SA, and the Company.

                   Exhibit  27     Financial Data Schedule.


            (b)    Reports on Form 8-K.

                   (i) The Company has  not filed any report on Form 8-K
                       during the quarter for which this report is filed.

                                   SIGNATURES







Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the

registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.









                                            OLSTEN CORPORATION
                                                (REGISTRANT)




Date:  August 18, 1999   By:  /s/Edward A. Blechschmidt
                              -------------------------------------
                              Edward A. Blechschmidt
                              President and Chief Executive Officer



Date:  August 18, 1999   By:  /s/Anthony J. Puglisi
                              --------------------------------------
                              Anthony J. Puglisi
                              Executive Vice President and
                              Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit 2.1 Agreement and Plan of Merger, dated as of August 17, 1999, by and among Adecco SA, Staffing Acquisition Corporation and the Company.

Exhibit 2.2 Separation Agreement, dated as of August 17, 1999, by and among the Company, Aaronco Corp., and Adecco SA.

Exhibit 10.1 Employment Agreement dated as of February 10, 1999 between the Company and Edward A. Blechschmidt.

Exhibit 10.2 Supplemental Executive Retirement Plan, as amended and restated January 4, 1999.

Exhibit 10.3 Separation, Consulting and Non-Competition Agreement, dated as of August 17, 1999, by and among Stuart Olsten, Adecco SA, and the Company.

Exhibit 10.4 Separation, Consulting and Non-Competition Agreement, dated as of August 17, 1999, by and among Edward A. Blechschmidt, Adecco SA, and the Company.

Exhibit 10.5 Separation, Consulting and Non-Competition Agreement, dated as of August 17, 1999, by and among Anthony Puglisi, Adecco SA, and the Company.

Exhibit  27     Financial Data Schedule