Form 10-K405/A
period 1999-01-03
OLSTEN CORP
filed 1999-10-01
CIK 74386

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO

                                   FORM 10-K/A

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 3, 1999
                                              ---------------

                           Commission File No. 1-8279
                                               ------

                               OLSTEN CORPORATION
                               ------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                        13-2610512
          --------                                        ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


175 Broad Hollow Road, Melville, New York                   11747-8905
------------------------------------------                  ----------
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (516) 844-7800
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                              Name of each exchange
                  Title of each class      on which registered
                  -------------------      -------------------
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

Item 1. Business.
------- ---------

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

Periodic and random audits conducted by intermediaries may also result in a delay in receipt, or an adjustment to the amounts of reimbursement due or received under Medicare, Medicaid, CHAMPUS and other federal health care programs. The Company has received a Notice of Amount of Program Reimbursement for its 1997 Medicare cost reports from the Company's Medicare fiscal intermediary notifying the Company that it disagrees with the methodology used to allocate a portion of the Company's overhead. The Health Care Financing Administration has indicated that it agrees with the fiscal intermediary. The notice indicates a possible disallowance of approximately $7 million of costs in 1997. Since the Company used the same or a similar methodology for allocating overhead costs in 1998 and 1999, a comparable disallowance could result for those years. The Company believes its cost reports are accurate and consistent with past practice accepted by the fiscal intermediary, and will appeal the notice to the Provider Reimbursement Review Board. The Company is unable to predict the outcome of the appeal.

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

Competitive Position
--------------------

The Staffing Services, Information Technology Services and Health Services industries are highly competitive and fragmented throughout the world due, in part, to the low barriers to entry. In addition, competition in Staffing Services and Health Services is often limited to the companies having offices in the customer's vicinity because assignment employees and caregivers are not typically willing to travel long distances for employment. Larger customers, however, have increased the practice of engaging in sole source staffing services arrangements whereby the staffing suppliers are limited to one, or a select few, larger, national suppliers. In any given marketplace where the Company competes, the strongest competitors may be national, regional, or local. Unlike the Company, such companies usually provide staffing services and/or information technology services or health services, but not all three. The Company competes globally with, among others, Adecco S.A., Manpower Inc., Kelly Services Inc., Randstad Holding N.V. and Vedior/Bis, which provide staffing and information technology services, and with Computer Horizons Corp., Computer Task Group, Inc., Analysts International, Inc., and Keane, Inc. in the information technology services business. The Company's Health Services division competes in North America with such competitors as Apria Healthcare Group, Inc. and Coram Healthcare Corp. Based on revenues, we believe the Company is one of North America's, and the world's, largest providers of staffing and information technology services, as well as North America's largest provider of home health care and home infusion therapy services.

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


Item 3. Legal Proceedings.
------- ------------------

Government Investigations and Other Legal Matters
-------------------------------------------------

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

On or about March 29, 1999, the Company reached an understanding with the U.S. Department of Justice to settle the civil and criminal aspects of the Cost Reports Investigation and the Columbia/HCA Investigation. Pursuant to the understanding, the Company has agreed to pay $61 million to the U.S. Department of Justice, including approximately $10 million in fines and penalties, and a subsidiary of the Company, Kimberly Home Health Care, Inc., a Missouri corporation, has agreed, in connection with the Columbia/HCA Investigation, to plead guilty to a criminal violation of the federal mail fraud, conspiracy and kickback statutes. In addition, Kimberly Home Health Care, Inc. is to be permanently excluded from participation in Medicare, Medicaid and all other federal health care programs as defined in 42 U.S.C.
Section 1320a-7b(f). The Company has also executed a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services.

On January 28, 1999, the Company announced that it had been advised by the United States Attorney's Office for the District of New Mexico ("New Mexico U.S. Attorney's Office") that, in connection with the Quantum New Mexico Investigation, it had dropped its criminal investigation into certain past practices of Quantum. The criminal aspect of the Quantum New Mexico Investigation had focused on allegations of improper billing and fraud against various federally funded medical assistance programs on the part of Quantum during the period between January 1992 and April 1997. By letter dated February 1, 1999, the New Mexico U.S. Attorney's Office advised the Company that, having ended its criminal inquiry, the Office has referred the Quantum matter to its Affirmative Civil Enforcement ("ACE") Section. As it had done with the Criminal Division of the New Mexico U.S. Attorney's Office, the Company intends to cooperate fully with that Office's ACE Section in connection with its civil inquiry into the Quantum matter that has been referred to it. At this date, it is too early to ascertain what relief the ACE Section will seek in connection with the investigation, but such relief could include money damages and/or civil penalties.

On October 28, 1998, the Company announced that it had entered into a final settlement agreement with several Government agencies investigating certain past practices of Quantum. The agreement was entered into with the U.S. Department of Justice; the Office of Inspector General of the U.S. Department of Health and Human Services; the U.S. Secretary of Defense (for the CHAMPUS/Tricare program); and the Attorneys General for the States of New York and Oklahoma. Pursuant to the settlement, the Company reimbursed the government approximately $4.5 million for certain disputed claims under the Medicaid and CHAMPUS programs for reimbursement for the provision of anti-hemophilia factor products to patients covered by certain federal health care programs.

On or about May 11, 1999, a Complaint was filed in the Delaware Chancery Court in a derivative lawsuit, captioned Rubin v. May, No. 17135-NC, against certain current and former directors of Olsten (the "Derivative Lawsuit"). The Complaint, which names Olsten as a nominal defendant, alleges a claim for breach of fiduciary duties arising out of the Class Action and the government investigations described above. The plaintiffs seek a judgment (1) requiring the defendants to account to Olsten for unspecified alleged damages resulting from the defendants' alleged conduct; (2) directing the defendants to establish and maintain effective compliance programs; and (3) awarding plaintiffs the costs and expenses of the lawsuit, including reasonable attorneys' fees. On September 10, the defendants in the Derivative Lawsuit filed a motion to dismiss or, in the alternative, stay the lawsuit.

On January 14, 1999 Kimberly Home Health Care, Inc. ("KHHC") initiated three arbitration proceedings against hospitals owned by Columbia/HCA. with which one of our subsidiaries had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/HCA sold the home health agencies without assigning the management services agreements, while the management services agreements had periods ranging from approximately 18 to 42 months prior to expiration and that Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has sought to consolidate and stay the proceeding, in part based upon its assertion that Columbia/HCA has claims against one of our subsidiaries for breach of contract, indemnity and possibly return of management fees paid under the disallowance provision of the management services agreements. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings, and has not yet quantified the claims.

By letter dated June 30, 1999, the Medicare Fraud Control Unit of the New Mexico Attorney General's Office notified the Company that it has declined to criminally prosecute the so-called "J-Code issue" relating to Quantum's past practices in seeking government healthcare reimbursement.

In July 1999, the Company received notification that the Indiana Attorney General's Office filed a civil complaint against Olsten requesting the court to determine if Quantum violated Indiana law with respect to Medicaid claims. The complaint alleges that (1) overpayment was made to Quantum due largely to advances paid by Medicaid that were not properly credited by Quantum; (2) Quantum supplied the Indiana Attorney General's Office with insufficient documentation regarding services provided by one of our pharmacies; and (3) deliveries exceeded the amounts of physicians' orders. The alleged violations predate Olsten's acquisition of Quantum in June 1996. The Complaint filed with the Indiana Attorney General's Office seeks an unspecified amount of monetary damages, double or treble damages, penalties and investigative costs.


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

Item 6. Selected Financial Data.
------- ------------------------

                       OLSTEN CORPORATION AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                      (In thousands, except share amounts)

                                             1998              1997            1996                1995            1994
                                             ----              ----            ----                ----            ----
                                           (Restated)(A)
                                            (53 Weeks)
Service sales, franchise fees,
    management fees and other income     $4,602,790        $4,113,014       $3,377,729         $2,813,768      $2,588,697
Net income (loss)                           (35,539)           93,028           54,642             90,290          92,240
Working capital                             619,010           687,513          615,593            493,970         438,432
Total assets                              2,058,807         1,750,201        1,439,240          1,138,410         979,714
Long-term debt                              606,107           461,178          330,329            267,030         211,250
Shareholders' equity                        782,620           841,777          769,273            586,389         515,986

SHARE INFORMATION:
     Basic earnings per share                  (.44)             1.15              .71               1.23            1.27

     Diluted earnings per share                (.44)             1.15              .71               1.19            1.21

     Cash dividends                             .22               .28              .28                .21             .16

     Book value                                9.63             10.35             9.53               7.98            7.06


(A) See Note 14 to the consolidated financial statements with regard to the restatements.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations.
          ----------------------

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

In March 1999, the Company reached a settlement, in principle, of two federal investigations focusing on the Company's Medicare home office cost reports and certain transactions with Columbia/HCA Healthcare Corporation. As discussed in
Note 14 to the Consolidated Financial Statements a provision of $56 million was recorded in 1998.

In 1998, as a part of the Balanced Budget Act, the government enacted the Interim Payment System ("IPS") for reimbursement of home care services provided under Medicare, effective October 1, 1997. Prior to enactment of the IPS, home care services were reimbursed based on cost subject to a cap determined by the Health Care Financing Administration. The IPS reimburses home care services based on costs, subject to both a per-beneficiary limit and a per-visit limit. Further, the IPS reduced the per-visit limit to 1994 levels. As a result of these cuts in reimbursement, provider reimbursements have been reduced. In order to operate at the lower reimbursement rates, home health care companies reduced the services provided to patients by providing fewer patient visits and decreasing utilization. In addition, the regulatory climate in home health care caused a lower level of physician referrals to home care services.

    As a consequence of these circumstances, in 1998 the Company recorded non-recurring charges and other adjustments of $66 million related to the restructuring of the Company's Health Services division. These charges, which were primarily for 60 office closings and consolidations in the United States, were taken to help position the Company to operate more efficiently under the new IPS. In addition, the Company has also made significant technological investments in order to improve operational efficiencies and employee retention levels. The benefit of the restructuring began to be realized in the second quarter of 1998.

    Included in this provision was $24 million charged to selling, general and administrative expenses, which included lease payments of $3 million, employee severance of $4 million, fixed asset and software write-offs of $5 million to reflect the loss incurred upon the Company's decision to dispose of the assets in certain closed offices, and an increase in the allowance for doubtful accounts of $12 million. All closures and consolidations, related to this charge, of facilities have been completed and approximately 95% of the 700 expected employee terminations have occurred. The allowance for doubtful accounts was increased because the collection of receivables is highly dependent on the service provider's ability to provide certain evidence of service and authorization documentation to a variety of third-party payors. The office closings, consolidation of certain business service centers and the termination of employees are all events that, in the Company's past experience, impair its ability to provide the aforementioned documentation and to collect receivables.

    The Company also recorded other adjustments to selling, general and administrative expenses of $13 million, which included professional fees and related incurred costs resulting from the settlement with several government agencies regarding certain past business practices of Quantum, the level of effort required to respond to the significant inquiries conducted by the government, and costs incurred to redesign the credit and collection process of the home health business.

    In addition, upon final announcement of the per-beneficiary limits by the government, the Company recorded a reduction in revenues in the second quarter of 1998 for the six month period ended June 28, 1998 of $14 million in anticipation of lower Medicare reimbursements resulting from the new per-visit and per-beneficiary limits that have been imposed by Medicare under the IPS.

    The Company recorded a charge to cost of sales of $15 million to reflect the estimated increase in costs that have been incurred, but not yet reported, upon a change in the actuarial estimates utilized to determine the level of service to patients covered under the Company's capitated contracts.

In 1996, the Company recorded merger, integration and other non-recurring charges totalling $80 million. These charges resulted from the Quantum and Co-Counsel acquisitions of $45 million; $30 million of allowances for a change in the methodology used by Medicare for computing reimbursements in prior years related to the Company's home health care business; and Quantum's charge of $5.5 million related to the settlement of shareholder litigation. The $45 million charge, related to the Quantum and Co-Counsel acquisitions, included transaction costs of $8.1 million, compensation and severance costs of $12.4 million; asset write-downs of $8.2 million, primarily comprised of fixed assets and an unrecoverable majority-interest investment in a software development company held by Quantum; and integration costs, for employee relocation, obligations under lease agreements for planned vacancies and other activities required to consolidate the operations, of $15.8 million.

At January 3, 1999, $64 million of the charges, consisting primarily of the provision for the settlement of the two federal investigations, remain unpaid and were included in accrued expenses.

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

Information Technology Services' revenues grew 45 percent in 1998 to $418 million and 76 percent in 1997 to $287 million. Acquisitions accounted for 36 percent of the growth in 1997. Through the Company's Information Technology Services division, the Company provides services for the design, development and maintenance of information systems. The Company's Information Technology Services division offers focused solutions for applications management, quality assurance and enterprise support services. Since the Company estimates that less that 10% of the division's revenues were associated with Year 2000 remediation efforts, the Company does not expect a significant impact on future revenue growth.

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

Selling, general and administrative expenses as a percentage of revenues were 24 percent, or $1,106 million; 22.2 percent, or $915 million; and 22.8 percent, or $768 million; in 1998, 1997 and 1996, respectively. The increase in expenses as a percentage of revenues in 1998 resulted primarily from the non-recurring charges and other adjustments recorded in 1998 (as restated) , investments in infrastructure in all business segments, including new systems in both Staffing Services' and Health Services' businesses, as well as the development of the professional services' divisions in Staffing Services. These increases were offset by the cost reduction initiatives, including closing and consolidating offices within the Health Services division as announced in the second quarter as part of the Company's restructuring and recovery plan.

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

The 1998 effective income tax rate was 23 percent, compared to 39 percent in 1997 and 41 percent in 1996. The Company's effective rate differs from the Federal statutory rate primarily because of non-deductible settlement costs in 1998, goodwill amortization and state income taxes in all years, which vary from year to year in relation to the mix of taxable income by state.

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

The Information Technology Services business required minimal remediation to achieve Year 2000 compliance and was completed June 30, 1999.

In the Health Services segment, systems critical to the business, which have been identified as non-Year 2000 compliant, are being replaced as part of a project, referred to as Project REO, which is also being implemented to increase efficiencies and improve the Company's ability to provide services to customers. The new infrastructure, which is Year 2000 compliant, is currently being implemented in field offices and is scheduled for completion by October 31, 1999. Other Health Services systems, which require remediation are expected to be completed by October 31, 1999.

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

Liquidity and Capital Resources
-------------------------------

Working capital at January 3, 1999, including $54 million in cash, was $619 million, a decrease of 10 percent versus the prior year. Receivables, net, increased $158 million, or 19 percent, predominantly due to revenue growth and acquisitions in the Staffing Services' business as well as growth in Health Services' Infusion business, which requires more working capital. Fixed assets, net, increased $47 million, or 25 percent, primarily relating to investments in new information systems. Intangibles, principally goodwill, net, increased $79 million, or 15 percent, resulting from acquisitions.

In May 1998, the Company's wholly-owned subsidiary, Olsten International B.V. issued in a public offering, 800 million French Franc (approximately U.S. $134 million at that date), 6 percent Euronotes due 2008. The net proceeds were used to repay existing indebtedness and for general financing purposes.

The Company has a revolving credit agreement with a consortium of 11 banks for up to $400 million in borrowings and letters of credit. The agreement, which expires in 2001, was amended in February and May 1999 to revise the provision related to the maintenance of various financial ratios and covenants, including granting the Company approval to repurchase up to $40 million of the convertible subordinated debentures and then to restrict further repurchase of the convertible subordinated debentures, as well as the Company's common shares. As of January 3, 1999, there were $178 million in borrowings and $14 million in standby letters of credit outstanding. The Company has invested available funds in secure, short-term, interest-bearing investments. The civil, administrative and criminal agreements relating to the two federal investigations were finalized and signed on July 19, 1999 and the settlement amount was paid on August 11, 1999. The payment was funded by the Company's revolving credit agreement in the amount of $45 million, with the remainder coming from operating cash flows.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Company's exposure to market risk for changes in interest rates relates primarily to the fair value of long-term fixed rate debt. The Company has historically managed interest rates through the use of a combination of fixed and variable rate borrowings. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise.

The Company's long-term debt is primarily composed of fixed rate obligations. Based on the overall interest rate exposure on the Company's fixed rate borrowings at January 3, 1999, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt.

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

Fluctuations in currency exchange rates may also impact the shareholders' equity of the Company. The assets and liabilities of the Company's non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the year. The resulting translation adjustments are recorded in shareholders' equity as accumulated other comprehensive income/loss.

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

Foreign exchange gains and losses are included in the Consolidated Statements of Income and historically have not been significant. The Company generally does not engage in hedging activities, except as discussed above. The Company did not hold any derivative instruments at January 3, 1999.

Legal Matters
-------------

Government Investigations and Other Legal Matters
-------------------------------------------------

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

On or about March 29, 1999, the Company reached an understanding with the U.S. Department of Justice to settle the civil and criminal aspects of the Cost Reports Investigation and the Columbia/HCA Investigation. Pursuant to the understanding, the Company has agreed to pay $61 million to the U.S. Department of Justice, including approximately $10 million in fines and penalties, and a subsidiary of the Company, Kimberly Home Health Care, Inc., a Missouri corporation, has agreed, in connection with the Columbia/HCA Investigation, to plead guilty to a criminal violation of the federal mail fraud, conspiracy and kickback statutes. In addition, Kimberly Home Health Care, Inc. is to be permanently excluded from participation in Medicare, Medicaid and all other federal health care programs as defined in 42 U.S.C. Section 1320a-7b(f). The Company has also executed a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services.

On January 28, 1999, the Company announced that it had been advised by the United States Attorney's Office for the District of New Mexico ("New Mexico U.S. Attorney's Office") that, in connection with the Quantum New Mexico Investigation, it had dropped its criminal investigation into certain past practices of Quantum. The criminal aspect of the Quantum New Mexico Investigation had focused on allegations of improper billing and fraud against various federally funded medical assistance programs on the part of Quantum during the period between January 1992 and April 1997. By letter dated February 1, 1999, the New Mexico U.S. Attorney's Office advised the Company that, having ended its criminal inquiry, the Office has referred the Quantum matter to its Affirmative Civil Enforcement ("ACE") Section. As it had done with the Criminal Division of the New Mexico U.S. Attorney's Office, the Company intends to cooperate fully with that Office's ACE Section in connection with its civil inquiry into the Quantum matter that has been referred to it. At this date, it is too early to ascertain what relief the ACE Section will seek in connection with the investigation, but such relief could include money damages and/or civil penalties.

On October 28, 1998, the Company announced that it had entered into a final settlement agreement with several Government agencies investigating certain past practices of Quantum. The agreement was entered into with the U.S. Department of Justice; the Office of Inspector General of the U.S. Department of Health and Human Services; the U.S. Secretary of Defense (for the CHAMPUS/Tricare program); and the Attorneys General for the States of New York and Oklahoma. Pursuant to the settlement, the Company reimbursed the government approximately $4.5 million for certain disputed claims under the Medicaid and CHAMPUS programs for reimbursement for the provision of anti-hemophilia factor products to patients covered by certain federal health care programs.

On or about May 11, 1999, a Complaint was filed in the Delaware Chancery Court in a derivative lawsuit, captioned Rubin v. May, No. 17135-NC, against certain current and former directors of Olsten (the "Derivative Lawsuit"). The Complaint, which names Olsten as a nominal defendant, alleges a claim for breach of fiduciary duties arising out of the Class Action and the government investigations described above. The plaintiffs seek a judgment (1) requiring the defendants to account to Olsten for unspecified alleged damages resulting from the defendants' alleged conduct; (2) directing the defendants to establish and maintain effective compliance programs; and (3) awarding plaintiffs the costs and expenses of the lawsuit, including reasonable attorneys' fees. On September 10, the defendants in the Derivative Lawsuit filed a motion to dismiss or, in the alternative, stay the lawsuit.

On January 14, 1999 Kimberly Home Health Care, Inc. ("KHHC") initiated three arbitration proceedings against hospitals owned by Columbia/HCA. with which one of our subsidiaries had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/HCA sold the home health agencies without assigning the management services agreements, while the management services agreement had periods ranging from approximately 18 to 42 months prior to expiration and that Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has sought to consolidate and stay the proceeding, in part based upon its assertion that Columbia/HCA has claims against one of our subsidiaries for breach of contract, indemnity and possibly return of management fees paid under the disallowance provision of the management services agreements. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings, and has not yet quantified the claims.

In July 1999, the Company received notification that the Indiana Attorney General's Office filed a civil complaint against Olsten requesting the court to determine if Quantum violated Indiana law with respect to Medicaid claims. The complaint alleges that (1) overpayment was made to Quantum due largely to advances paid by Medicaid that were not properly credited by Quantum; (2) Quantum supplied the Indiana Attorney General's Office with insufficient documentation regarding services provided by one of our pharmacies; and (3) deliveries exceeded the amounts of physicians' orders. The alleged violations predate Olsten's acquisition of Quantum in June 1996. The Complaint filed with Indiana Attorney General's Office seeks an unspecified amount of monetary damages, double or treble damages, penalties and investigative costs.

By letter dated June 30, 1999, the Medicare Fraud Control Unit of the New Mexico Attorney General's Office notified the Company that it had declined to criminally prosecute the so-called "J-Code issue" relating to Quantum's past practices in seeking government health care reimbursement.


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

7A. Quantitative and Qualitative Disclosures about Market Risk.
--- -----------------------------------------------------------

    The information required by this item is included in the text in response to
    Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, above and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.
------- --------------------------------------------

    The following financial statements of the Company are included in this
    Report:

                                                          Page(s) in this Report
                                                          ----------------------

Consolidated Financial Statements:

Balance Sheets as of January 3, 1999 (restated)
  and December 28, 1997                                               F-2

Statements of Income for the three years ended
  January 3, 1999 (restated)                                          F-3

Statements of Changes in Shareholders' Equity for the three years
  ended January 3, 1999 (restated)                                    F-4

Statements of Cash Flows for the three years
  ended January 3, 1999 (restated)                                    F-5

Notes to Consolidated Financial Statements (restated)                 F-6 - F-28

Schedule II - Valuation and Qualifying Accounts                       F-29

Report of Independent Accountants                                     F-30

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------- -----------------------------------------------------------------

(a)(1) Financial Statements

    See Index to Financial Statements attached (Page F-1).

(a)(2) Financial Statement Schedules

    Schedule II - Valuation and Qualifying Accounts (Page F-29)



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


--------------

+ Filed with Form 10-K for fiscal year ended January 3, 1999.

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


--------------
*Management contract or compensatory plan or arrangement.

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

--------------
*Management contract or compensatory plan or arrangement.

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

----------------
*Management contract or compensatory plan or arrangement.

+Filed with Form 10-K for fiscal year ended January 3, 1999.

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

    +21           Subsidiaries of Registrant.

    ++23 Consent of PricewaterhouseCoopers LLP, independent accountants.

    ++27          Financial Data Schedule.

----------------
*Management contract or compensatory plan or arrangement.

+Filed  with Form 10-K for fiscal year ended January 3, 1999.
++Filed herewith.

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

                                          OLSTEN CORPORATION


         Date: October 1, 1999            By:/s/ Anthony J. Puglisi
                                          -----------------------------
                                          Anthony J. Puglisi
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                      OLSTEN CORPORATION and SUBSIDIARIES

                         INDEX to FINANCIAL STATEMENTS

                                                                       Pages
                                                                       -----

Consolidated Financial Statements:

    Balance Sheets as of January 3, 1999 (restated)
      and December 28, 1997                                           F-2

    Statements of Income for the three years
      ended January 3, 1999 (restated)                                F-3

    Statements of Changes in Shareholders' Equity for the
      three years ended January 3, 1999 (restated)                    F-4

    Statements of Cash Flows for the three years
      ended January 3, 1999 (restated)                                F-5

    Notes to Consolidated Financial Statements (restated)             F-6 - F-28

    Schedule II - Valuation and Qualifying Accounts                   F-29

    Report of Independent Accountants                                 F-30

                       OLSTEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                 January 3, 1999         December 28, 1997
                                                                 ---------------         -----------------
                                                                 (Restated)
ASSETS

Current assets
   Cash                                                            $    53,831              $    84,810
   Receivables, less allowance for doubtful
     accounts of $35,555 and $25,326, respectively                   1,005,685                  847,419
   Inventories                                                          90,383                   56,893
   Prepaid expenses and other current assets                            43,920                   33,822
                                                                   -----------              -----------
           Total current assets                                      1,193,819                1,022,944

Fixed assets, net                                                      233,131                  186,347
Intangibles, principally goodwill, net of
   accumulated amortization of $131,779
   and $102,998, respectively                                          613,616                  534,284
Other assets                                                            18,241                    6,626
                                                                   -----------              -----------
                                                                   $ 2,058,807              $ 1,750,201
                                                                   ===========              ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accrued expenses                                                $   251,594              $   152,239
   Payroll and related taxes                                           144,330                   86,071
   Accounts payable                                                    142,547                   55,851
   Insurance costs                                                      36,338                   41,270
                                                                   -----------              -----------
           Total current liabilities                                   574,809                  335,431

Long-term debt                                                         606,107                  461,178

Other liabilities                                                       95,271                  111,815

Commitments                                                               --                       --

Shareholders' equity
   Common stock $.10 par value; authorized
     110,000,000 shares; issued 68,253,080
     shares and 68,151,708 shares, respectively                          6,825                    6,815
   Class B common stock $.10 par value; authorized
     50,000,000 shares; issued 13,071,560 shares and
     13,157,617 shares, respectively                                     1,307                    1,316
   Additional paid-in capital                                          447,488                  447,297
   Retained earnings                                                   337,368                  390,786
   Accumulated other comprehensive income                               (9,913)                  (4,437)
   Less treasury stock, at cost; 45,700 shares in 1998                    (455)                    --
                                                                   -----------              -----------
           Total shareholders' equity                                  782,620                  841,777
                                                                   -----------              -----------
                                                                   $ 2,058,807              $ 1,750,201
                                                                   ===========              ===========

    See notes to consolidated financial statements.

                       OLSTEN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    For the Three Years Ended January 3, 1999
                      (In thousands, except share amounts)

                                                                        1998                  1997                  1996
                                                                        ----                  ----                  ----
                                                                     (Restated)
                                                                     (53 Weeks)
Service sales, franchise fees, management
   fees and other income                                             $ 4,602,790           $ 4,113,014          $ 3,377,729
Cost of services sold                                                  3,500,941             3,016,802            2,422,160
                                                                     -----------           -----------          -----------

   Gross profit                                                        1,101,849             1,096,212              955,569

Selling, general and administrative expenses                           1,106,339               914,632              768,448
Interest expense, net                                                     30,481                21,101               12,260
Merger, integration and other non-recurring charges                         --                    --                 80,000
                                                                     -----------           -----------          -----------

   Income (loss) before income taxes and minority interests              (34,971)              160,479               94,861

Income tax expense (benefit)                                              (7,951)               62,587               38,627
                                                                     -----------           -----------          -----------

   Income (loss) before minority interests                               (27,020)               97,892               56,234

Minority interests                                                         8,519                 4,864                1,592
                                                                     -----------           -----------          -----------

   Net income (loss)                                                 $   (35,539)          $    93,028          $    54,642
                                                                     ===========           ===========          ===========

SHARE INFORMATION:
   Basic earnings (loss) per share:
     Net income (loss)                                               $      (.44)          $      1.15          $       .71
                                                                     -----------           -----------          -----------
     Average shares outstanding                                           81,300                81,237               77,362
                                                                     -----------           -----------          -----------

   Diluted earnings (loss) per share:
     Net income (loss)                                               $      (.44)          $      1.15          $       .71
                                                                     -----------           -----------          -----------
     Average shares outstanding                                           81,300                83,115               82,025
                                                                     -----------           -----------          -----------


See notes to consolidated financial statements.

                       OLSTEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                    For the Three Years Ended January 3, 1999
                      (In thousands, except share amounts)

                                                                                           Accumulated
                                                 Common stock      Additional                 other
                                                 ------------      paid-in     Retained   comprehensive     Treasury       Stock
                                              Shares      Amount   capital     earnings   (loss) income   Shares  Amount   Total
                                              ------      ------   -------     --------   -------------   ------  ------   -----
                                                                              (Restated)                                 (Restated)

Balance at December 31, 1995                 73,487,548   $7,349   $294,758   $ 286,037    $(1,755)        --      $--    $ 586,389

   Comprehensive income:
     Net income and cumulative
       translation adjustment                      --       --         --        54,642      3,502                --           --
                                                                                                                             58,144
   Cash dividends                                  --       --         --       (20,183)      --           --     --        (20,183)
   Exercise of stock options, warrants
     and employee stock purchases             1,870,185      187     20,916        --         --           --     --         21,103
   Amortization of restricted stock                --       --          952        --         --           --     --            952
   Conversion of debentures                   5,381,288      538    122,330        --         --           --     --        122,868
                                             ----------   ------   --------   ---------    -------    ---------   ----    ---------
Balance at December 29, 1996                 80,739,021    8,074    438,956     320,496      1,747         --     --        769,273


   Comprehensive income:
     Net income and cumulative
       translation adjustment                      --       --         --        93,028     (6,184)        --     --         86,844
   Cash dividends                                  --       --         --       (22,738)      --           --     --        (22,738)
   Exercise of stock options                    133,924       13      1,948        --         --           --     --          1,961
   Issuance of restricted stock                 436,380       44      5,674        --         --           --     --          5,718
   Amortization of restricted stock                --       --          719        --         --           --     --            719
                                             ----------   ------   --------   ---------    -------    ---------   ----    ---------

Balance at December 28, 1997                 81,309,325    8,131    447,297     390,786     (4,437)        --     --        841,777

Comprehensive income:
Net income and cumulative
  translation adjustment                           --       --         --       (35,539)    (5,476)        --     --        (41,015)
   Cash dividends                                  --       --         --       (17,879)      --           --     --        (17,879)
   Exercise of stock options                      6,515     --           72        --         --           --     --             72
   Non-employee director stock
     compensation                                 8,800        1        119        --         --           --     --            120
Repurchase of common stock                         --       --         --          --         --        (45,700)   (455)       (455)
                                             ----------   ------   --------   ---------    -------     ---------  -----   ---------
Balance at January 3, 1999                   81,324,640   $8,132   $447,488   $ 337,368    $(9,913)    $(45,700)  $(455)  $ 782,620
                                             ==========   ======   ========   =========    =======     ========   =====   =========

See notes to consolidated financial statements.

                       OLSTEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Three Years Ended January 3, 1999
                                 (In thousands)


                                                                              1998                   1997                1996
                                                                              ----                   ----                ----
                                                                            (Restated)
                                                                            (53 Weeks)
OPERATING ACTIVITIES:

Net income                                                                   $ (35,539)          $  93,028           $  54,642
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     Depreciation and amortization                                              69,433              55,506              43,897
     Provision for doubtful accounts                                            27,881              28,605              20,342
     Deferred income taxes                                                        (431)             14,102                (446)
     Loss on disposal of fixed assets                                            5,292               3,743               6,161
     Minority interests in results of operations of consolidated
      subsidiaries                                                               8,519               4,864               1,592
     Changes in assets and liabilities, net of effects from
      acquisitions and dispositions:
              Accounts receivable                                             (131,647)           (151,140)           (127,071)
              Inventories, prepaid expenses
                and other current assets                                           718              11,806             (15,679)
              Current liabilities                                               98,817              43,272              14,426
              Other, net                                                        16,246             (18,411)            (12,223)
                                                                             ---------           ---------           ---------
     Net cash provided by (used in) operating activities                        59,289              85,375             (14,359)
                                                                             ---------           ---------           ---------
INVESTING ACTIVITIES:

Acquisitions of businesses, net of cash acquired                              (106,997)           (149,603)
                                                                                                                      (136,218)
Purchases of fixed assets                                                      (92,826)            (72,795)            (47,375)
Disposition of fixed assets and businesses                                       2,824               1,834               6,220
Proceeds from sale of investment securities                                       --                 9,415                 842
                                                                             ---------           ---------           ---------
     Net cash used in investing activities                                    (196,999)           (211,149)           (176,531)
                                                                             ---------           ---------           ---------

FINANCING ACTIVITIES:

Net proceeds from issuance of notes                                            132,427                --                  --
Cash dividends                                                                 (17,879)            (22,738)            (20,183)
Repayment of notes payable                                                      (6,202)             (6,816)               --
Net (repayments of) proceeds from line of credit agreements                     (1,694)            135,437              (8,947)
Repurchase of common stock                                                        (455)               --                  --
Issuances of common stock under stock plans                                         72               1,961              21,103
Net proceeds from issuance of senior notes                                        --                  --               197,224
                                                                             ---------           ---------           ---------
     Net cash provided by financing activities                                 106,269             107,844             189,197
                                                                             ---------           ---------           ---------

Effect of exchange rate changes on cash                                            462              (2,985)               --
                                                                             ---------           ---------           ---------

Net decrease in cash                                                           (30,979)            (20,915)             (1,693)

Cash at beginning of year                                                       84,810             105,725             107,418
                                                                             ---------           ---------           ---------

Cash at end of year                                                          $  53,831           $  84,810           $ 105,725
                                                                             =========           =========           =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash payments for interest                                                $  28,581           $  24,415           $  15,260
   Cash payments for income taxes                                            $  34,697           $  20,702           $  64,073

NON-CASH TRANSACTIONS:
   Assets acquired through the issuance of a note                            $    --             $  19,535           $    --
   Issuance of restricted stock                                              $    --             $   6,437           $    --
   Conversion of debt to equity                                              $    --             $    --             $ 124,846


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

Revenue Recognition

Service and product sales and related costs, including labor, payroll taxes, fringe benefits and products and supplies, are recognized in the period in which the services and products are provided and are adjusted in future periods as final settlements are determined. Sales are recorded based on fee-for-service or contractual arrangements, including capitated agreements, with customers and third party payors, estimates of expected reimbursement under arrangements with Medicare and state reimbursed programs, contractual percentages of sales of franchisees and management fees generated from services provided to hospital based home health agencies. Sales representing estimated reimbursements from Medicare and state reimbursed programs amounted to 11%, 15% and 19% of total sales in 1998, 1997 and 1996, respectively.

Under capitated agreements with managed care customers, the Company recognizes revenue based on a predetermined contractual rate for each member of the managed care plan. Costs are determined based on estimates of expected service and product requirements. These estimates are developed by applying actuarial assumptions and historical patterns of utilization to authorized levels of service. Sales from capitated agreements with managed care payors represented less than 2% of total sales in 1998.

Sales adjustments result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Sales adjustments are deducted directly from gross accounts receivable. Included in accounts receivable is a receivable of $1 million for 1998 and a payable of $3.3 million for 1997 related to net contractual adjustments and third party settlements. Management prepares various analyses to evaluate its receivable valuation accounts. Such analyses include accounts receivable aging trends, historical collection and write-off data and other statistical information.

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

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

Note 3. Merger, Integration and Other Non-Recurring Charges

In March 1999, the Company reached an understanding to settle, in principle, of two federal investigations focusing on the Company's Medicare home office cost reports and certain transactions with Columbia/HCA Healthcare Corporation ("Columbia/HCA"). As discussed in Note 14 a provision of $56 million was recorded in 1998 and is included in accrued expenses at January 3, 1999.

In 1998, as a part of the Balanced Budget Act, the government enacted the Interim Payment System ("IPS") for reimbursement of home care services provided under Medicare effective October 1, 1997. Prior to enactment of the IPS, home care services were reimbursed based on cost subject to a cap determined by the Health Care Financing Administration. The IPS reimburses home care services based on costs, subject to both a per-beneficiary limit and a per-visit limit. Further, the IPS reduced the per-visit limit to 1994 levels. As a result of these cuts in reimbursement, provider margins have been reduced. In order to operate at the lowered reimbursement rates, home health care companies reduced the services provided to patients by providing fewer patient visits. In addition, the regulatory climate that ensued in home health care caused a lower level of physician referrals.

    As a consequence of these circumstances, in 1998 the Company recorded non-recurring charges and other adjustments of $66 million related to the restructuring of the Company's Health Services division. These charges, which were primarily for 60 office closings and consolidations in the United States, were taken to help position the Company to operate cost efficiently under the new IPS. In addition, the Company has also made significant technological investments in order to improve operational efficiencies and employee retention levels. The benefit of the restructuring began to be realized in the second quarter of 1998.

    Included in this provision was $24 million charged to selling, general and administrative expenses, which included lease payments of $3 million, employee severance of $4 million, fixed asset and software write-offs of $5 million to reflect the loss incurred upon the Company's decision to dispose of the assets in certain closed offices, and an increase in the allowance for doubtful accounts of $12 million. All closures and consolidations, related to this charge, of facilities have been completed and approximately 95% of the 700 expected employee terminations have occurred. The allowance for doubtful accounts was increased because the collection of receivables is highly dependent on the service provider's ability to provide certain evidence of service and authorization documentation to a variety of third-party payors. The office closings, consolidation of certain business service centers and the termination of employees are all events that, in the Company's past experience, impair the ability to provide the aforementioned documentation and to collect on receivables.

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

    The Company also recorded other adjustments to selling, general and administrative expenses of $13 million, which included professional fees and related costs, resulting from the settlement with several government agencies regarding certain past business practices of Quantum, the level of effort required to respond to the significant inquiries conducted by the government, and costs incurred to redesign the credit and collection process of the home health business. See also Note 14 regarding restatements.

    In addition, upon final announcement of the per-beneficiary limits by the government, the Company recorded a reduction in revenues of $14 million in the second quarter of 1998 for the six month period ended June 28, 1998, in anticipation of lower Medicare reimbursements resulting from the new per-visit and per-beneficiary limits that have been imposed by Medicare under the Interim Payment System.

    The Company recorded a charge to cost of sales of $15 million to reflect the estimated increase in costs that have been incurred, but not yet reported, based upon a change in the actuarial estimates utilized to determine the level of service to patients covered under the Company's capitated contracts.

In 1996, the Company recorded merger, integration and other non-recurring charges totalling $80 million. These charges resulted from the Quantum and Co-Counsel acquisitions of $45 million ; $30 million of allowances for a change in the methodology used by Medicare for computing reimbursements in prior years related to the Company's home health care business; and Quantum's charge of $5.5 million related to the settlement of shareholder litigation. The $45 million charge, related to the Quantum and Co-Counsel acquisitions, included transaction costs of $8.1 million; compensation and severance costs of $12.4 million; asset write-downs of $8.2 million, primarily comprised of fixed assets and an unrecoverable majority-interest investment in a software development company held by Quantum; and integration costs, for employee relocation, obligations under lease agreements for planned vacancies and other activities required to consolidate the operations, of $15.8 million.

At January 3, 1999, $64 million of charges, consisting primarily of a provision for the settlement of two federal investigations, remain unpaid and were included in accrued expenses.

The major components, and amounts of costs charged during the year ended January 3, 1999 of the previous year's charges as well as the 1998 charges, were as follows:

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

                                                   Accounts      Compensation
Dollars in                                      Receivable and   and Severance    Integration
Thousands                        Settlements    Other Assets(1)  Costs            Costs            Other             Total
---------                        -----------    -------------    -------------    -----------      -----             -----

Balance at December
  28, 1997                         $   5,200      $   5,301       $   3,423       $     860       $     279       $  15,063
Cash expenditures                       --             --            (2,300)           (766)           --            (3,066)
Non-cash write-offs                     --           (5,301)           --              --              (279)         (5,580)
                                   ---------      ---------       ---------       ---------       ---------       ---------
Balance at January 3, 1999             5,200           --             1,123              94            --             6,417
                                   ---------      ---------       ---------       ---------       ---------       ---------

Charge - 1998                         56,000         17,309           4,000          34,641          10,050         122,000
Cash expenditures                       --             --            (3,740)        (33,839)         (9,574)        (47,153)
Non-cash write-offs                     --          (17,211)           --              --              --           (17,211)
                                   ---------      ---------       ---------       ---------       ---------       ---------
Balance at January 3, 1999            56,000             98             260             802             476          57,636
                                   ---------      ---------       ---------       ---------       ---------       ---------
Balance of all charges
  combined at January
 3, 1999                           $  61,200      $      98       $   1,383       $     896       $     476       $  64,053
                                   =========      =========       =========       =========       =========       =========

(1) Amounts represent contra costs.

         See also Note 14 with regard to the restatements.

Note 4. Fixed Assets, Net

                                                        January 3, 1999     December 28, 1997
                                                        ---------------     -----------------

         Computer equipment and software                    $212,528             $160,936

         Furniture and fixtures                               74,166               73,082

         Buildings and improvements                           67,358               60,162

         Machinery and equipment                              26,875               23,234
                                                            --------             --------
                                                             380,927              317,414

         Less accumulated depreciation and amortization      147,796              131,067
                                                            --------             --------
                                                            $233,131             $186,347
                                                            ========             ========

         Depreciation expense was approximately $46 million in 1998, $36 million in 1997 and $28 million in 1996.

         Note 5.  Long-Term Debt

                                                                                  January 3, 1999         December 28, 1997
                                                                                  ---------------         -----------------

         7% Senior Notes due 2006, net of unamortized discount                       $199,257                  $199,154
         Revolving credit agreement                                                   178,400                   175,774
         6% Guaranteed Notes due 2008, net of unamortized discount                    142,200                        --
         4 3/4% Convertible Subordinated Debentures due 2000                           86,250                    86,250
                                                                                      -------                   -------
                                                                                     $606,107                  $461,178
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

The Company has a revolving credit agreement with 11 banks, providing for up to $400 million in borrowings and letters of credit in both U.S. and various foreign currencies. Borrowings under the revolving credit agreement have original maturities of three months or less. At the Company's option, the interest rate on borrowings under the agreement is based on the London Interbank Offered Rate (LIBOR), the United States prime rate, or the Eurocurrency rate. The agreement, which expires in 2001, was amended in February and May 1999 to revise the provision related to the maintenance of various financial ratios and covenants, including granting the Company approval to repurchase up to $40 million of the convertible subordinated debentures and then to restrict further repurchase of the convertible subordinated debentures, as well as the Company's common shares. As of January 3, 1999, there were $178 million in borrowings and $14 million in standby letters of credit outstanding.

In May 1998, the Company's wholly-owned subsidiary, Olsten International B.V., issued in a public offering, 800 million French Franc (approximately U.S. $134 million at that date), 6 percent Euronotes due 2008. The net proceeds were used to repay existing indebtedness and for general financing purposes.

In 1993, Quantum issued $86.3 million of 4 3/4% Convertible Subordinated Debentures maturing in 2000. The debentures are convertible into the Company's Class B common stock at $52.26 per share. Subsequent to January 3, 1999, the Company retired $7.7 million of the convertible subordinated debentures at 88.5 percent of the principal amount, resulting in a gain of approximately $.9 million

Interest expense is net of interest income of $3.8 million in 1998, $4.3 million in 1997 and $9.1 million in 1996.

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

On or about March 29, 1999, the Company reached an understanding with the U.S. Department of Justice to settle the civil and criminal aspects of the Cost Reports Investigation and the Columbia/HCA Investigation. Pursuant to the understanding, the Company has agreed to pay $61 million to the U.S. Department of Justice, including approximately $10 million in fines and penalties, and a subsidiary of the Company, Kimberly Home Health Care, Inc., a Missouri corporation, has agreed, in connection with the Columbia/HCA Investigation, to plead guilty to a criminal violation of the federal mail fraud, conspiracy and kickback statutes. In addition, Kimberly Home Health Care, Inc. is to be permanently excluded from participation in Medicare, Medicaid and all other federal health care programs as defined in 42 U.S.C. ss.1320a-7b(f). The Company has also executed a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services.

On January 28, 1999, the Company announced that it had been advised by the United States Attorney's Office for the District of New Mexico ("New Mexico U.S. Attorney's Office") that, in connection with the Quantum New Mexico Investigation, it had dropped its criminal investigation into certain past practices of Quantum. The criminal aspect of the Quantum New Mexico Investigation had focused on allegations of improper billing and fraud against various federally funded medical assistance programs on the part of Quantum during the period between January 1992 and April 1997. By letter dated February 1, 1999, the New Mexico U.S. Attorney's Office advised the Company that, having ended its criminal inquiry, the Office has referred the Quantum matter to its Affirmative Civil Enforcement ("ACE") Section. As it had done with the Criminal Division of the New Mexico U.S. Attorney's Office, the Company intends to cooperate fully with that Office's ACE Section in connection with its civil inquiry into the Quantum matter that has been referred to it. At this date, it is too early to ascertain what relief the ACE Section will seek in connection with the investigation, but such relief could include money damages and/or civil penalties.

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

On October 28, 1998, the Company announced that it had entered into a final settlement agreement with several Government agencies investigating certain past practices of Quantum. The agreement was entered into with the U.S. Department of Justice; the Office of Inspector General of the U.S. Department of Health and Human Services; the U.S. Secretary of Defense (for the CHAMPUS/Tricare program); and the Attorneys General for the States of New York and Oklahoma. Pursuant to the settlement, the Company reimbursed the government approximately $4.5 million for certain disputed claims under the Medicaid and CHAMPUS programs for reimbursement for the provision of anti-hemophilia factor products to patients covered by certain federal health care programs.

On or about May 11, 1999, a Complaint was filed in the Delaware Chancery Court in a derivative lawsuit, captioned Rubin v. May, No. 17135-NC, against certain current and former directors of Olsten (the "Derivative Lawsuit"). The Complaint, which names Olsten as a nominal defendant, alleges a claim for breach of fiduciary duties arising out of the Class Action and the government investigations described above. The plaintiffs seek a judgment (1) requiring the defendants to account to Olsten for unspecified alleged damages resulting from the defendants' alleged conduct; (2) directing the defendants to establish and maintain effective compliance programs; and (3) awarding plaintiffs the costs and expenses of the lawsuit, including reasonable attorneys' fees. On September 10, the defendants in the Derivative Lawsuit filed a motion to dismiss or, in the alternative, stay the lawsuit.

On January 14, 1999 Kimberly Home Health Care, Inc. ("KHHC") initiated three arbitration proceedings against hospitals owned by Columbia/HCA. with which one of our subsidiaries had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/HCA sold the home health agencies without assigning the management services agreements, while the management services agreement had periods ranging from 18 to 42 months prior to expiration and that Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has sought to consolidate and stay the proceeding, in part based upon its assertion that Columbia/HCA has claims against one of our subsidiaries for breach of contract, indemnity and possibly return of management fees paid under the disallowance provision of the management services agreements. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings, and has not yet quantified the claims.

By letter dated June 30, 1999, the Medicare Fraud Control Unit of the New Mexico Attorney General's Office notified the Company that it has declined to criminally prosecute the so-called "J-Code issue" relating to Quantum's past practices in seeking government health care reimbursement.

In July 1999, the Company received notification that the Indiana Attorney General's Office filed a civil complaint against Olsten requesting the court to determine if Quantum violated Indiana law with respect to Medicaid claims. The complaint alleges that (1) overpayment was made to Quantum due largely to advances paid by Medicaid that were not properly credited by Quantum; (2) Quantum supplied the Indiana Attorney General's Office with insufficient documentation regarding services provided by one of our pharmacies; and (3) deliveries exceeded the amounts of physicians' orders. The alleged violations predate Olsten's acquisition of Quantum in June 1996. The Complaint filed with the Indiana Attorney General's Office seeks an unspecified amount of monetary damages, double or treble damages, penalties and investigative costs.

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

Future minimum rental commitments for all noncancellable leases having a remaining term in excess of one year at January 3, 1999 are as follows:

                                              $

                  1999                      55,737
                  2000                      42,816
                  2001                      30,298
                  2002                      19,617
                  2003                      12,879
                  Thereafter                34,902


Note 8.  Shareholders' Equity

Common stock consists of shares of common stock and Class B common stock as follows:

                                      January 3, 1999      December 28, 1997  December 29, 1996
                                      ---------------      -----------------  -----------------

Common stock                             68,253,080          68,151,708           66,652,997
Class B common stock                     13,071,560          13,157,617           14,086,024
Treasury stock (common stock)               (45,700)                --                 --
                                         ----------          ----------           ----------

                                         81,278,940          81,309,325           80,739,021
                                         ==========          ==========           ==========


Each share of Class B common stock is convertible into one share of common stock, has a par value of $.10 and is entitled to 10 votes. The Company is also authorized to issue 250,000 shares of preferred stock; no shares have been issued.

In July 1998, the Board of Directors authorized the repurchase, at management's discretion, of up to 4 million shares of the Company's $.10 par value common stock. Approximately 46,000 shares have been repurchased at a total cost of approximately $.5 million. The Company does not anticipate making additional repurchases of its common stock within the foreseeable future.

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

A summary of the Company's stock options for the three years ended January 3, 1999 is as follows:

                                                        1998                        1997                         1996
                                               ------------------------  -------------------------    -------------------------

                                                               Weighted                   Weighted                    Weighted
                                                                average                    average                     average
                                                               exercise                   exercise                    exercise
                                                Shares            price     Shares           price     Shares            price
                                                ------         --------     ------        --------     ------         --------

Options outstanding, beginning of year         3,186,577      $   19.27   2,552,403      $   19.31   2,290,100      $   21.80
       Granted                                 2,014,800          11.32   1,122,650          19.47     878,142          14.67
       Exercised                                  (6,515)         10.20    (133,924)         13.98    (287,071)         13.04
       Cancelled                                (807,265)         18.25    (354,552)         22.11    (328,768)         29.76
                                              ----------      ---------  ----------      ---------  ----------      ---------


Options outstanding, end of year               4,387,597      $   15.83   3,186,577      $   19.27   2,552,403      $   19.31
                                              ==========      =========  ==========      =========  ==========      =========

Options exercisable, end of year               1,378,904      $   20.00   1,273,757      $   19.93   1,067,768      $   20.73
                                              ==========      =========  ==========      =========  ==========      =========

Options available for grant, end of year       2,142,546                    482,733                  1,345,616
                                              ==========                    =======                  =========

Weighted-average fair value of options
   granted during the year                         $4.07                      $8.13                     $5.87
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

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)


The following table summarizes information about stock options outstanding at January 3, 1999:

                               Options Outstanding                                              Options Exercisable
 ------------------------------------------------------------------------------    ---------------------------------------
                             Number                Weighted            Weighted             Number                Weighted
        Range of     outstanding at       average remaining             average     exercisable at                 average
 exercise prices    January 3, 1999        contractual life      exercise price    January 3, 1999          exercise price
 ---------------    ---------------      ------------------      --------------    ---------------          --------------

$   .86 to   1.08           4,785                  .68               $1.07                  4,785               $1.07
   1.72 to   2.59           3,443                 1.41                2.12                  3,443                2.12
   4.99 to   7.49         249,491                 9.65                6.14                  7,491                5.74
   7.60 to  10.35         885,604                 9.24                9.15                 44,700                9.58
  12.07 to  17.67       1,540,507                 8.39               14.54                437,127               14.53
  18.53 to  26.25       1,633,225                 7.64               21.19                810,816               22.14
  27.80 to  41.38          43,171                 5.28               31.78                 43,171               31.78
  42.24 to  60.35          27,371                 5.29               51.67                 27,371               51.67
                        ---------                 ----              ------              ---------               -----
$   .86 to 60.35        4,387,597                 8.29              $15.83              1,378,904              $20.00
                        =========                 ====               =====              =========               =====

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

         Options to purchase 3,244,274, 2,217,663, and 322,952 shares of common stock at exercise prices of $12.07-$60.35, $18.53-$60.35 and
         $27.80-$60.35 per share were outstanding for the years ended 1998, 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share since the options' exercise price was greater than the average market price of the common shares.

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

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

                                                                1998                  1997              1996
                                                                ----                  ----              ----
                                                              (Restated)

   Net income (loss) - as reported                            $(35,539)             $93,028            $54,642
   Net income (loss) - pro forma                               (39,667)              90,651             52,585
   Basic earnings (loss) per share - as reported                  (.44)                1.15                .71
   Basic earnings (loss) per share - pro forma                    (.49)                1.12                .68
   Diluted earnings (loss) per share - as reported                (.44)                1.15                .71
   Diluted earnings (loss) per share - pro forma                  (.49)                1.12                .69


    The statement provides for pro forma amounts for options granted beginning in 1995; therefore, the pro forma expense will likely increase in future years as the new option grants become subject to the pricing model.

    See also Note 14 with regard to the restatement.

Note 10.  Income Taxes

         Comparative analysis of the provisions (benefits) for income taxes follows:

                                             1998                        1997                       1996
                                             ----                        ----                       ----
                                          (Restated)
         Current
           Federal                          $(32,791)                  $34,230                   $28,911
           State and local                     1,371                     1,230                     2,282
           Foreign                            23,900                    13,025                     7,880
                                            --------                  --------                  --------
                                              (7,520)                   48,485                    39,073
                                            --------                  --------                  --------

         Deferred
           Federal                            (1,573)                   10,142                      (375)
           State and local                       173                     2,403                       (71)
           Foreign                               969                     1,557                      --
                                            --------                  --------                  --------
                                                (431)                   14,102                      (446)
                                            --------                  --------                  --------
                                              (7,951)                   62,587                    38,627
                                            ========                  ========                  ========

         The components of book income (loss) before income taxes and minority interests includes U.S. losses of $100.5 million and foreign income of $65.5 million.

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

At January 3, 1999, the Company had a net operating loss for U.S. tax purposes of $81.7 million, available for carryback or carryforward. The carryforward period expires in 2019.

Reconciliations of the differences between income taxes computed at the Federal statutory rate and provisions (benefits) for income taxes are as follows:

                                                        1998              1997                1996
                                                        ----              ----                ----
                                                   (Restated)

Income taxes computed at Federal
  statutory tax rate                                $(12,240)          $56,168             $33,201
State income taxes, net of Federal
  benefit                                              1,004             2,361               1,437
Nondeductible settlement of government
  investigations                                       3,500                --                  --
Amortization of intangibles                            2,630             2,843               2,680
Adjustment resulting from conclusion
  of tax examination related to prior years           (4,334)               --                  --
Other, net                                             1,489             1,215               1,309
                                                    --------            ------              ------
                                                   $  (7,951)          $62,587             $38,627
                                                    ========            ======              ======

Deferred tax assets and liabilities are as follows:

                                                          January 3, 1999    December 28, 1997
                                                          ---------------    -----------------
                                                              (Restated)
Deferred tax assets
  Reserves and allowances                                        $ 40,642             $ 22,578
  Other                                                               840                  817
                                                                 --------             --------
                                                                   41,482               23,395
                                                                 --------             --------

Deferred tax liabilities
  Capitalized software                                            (25,479)             (14,164)
  Intangible assets                                               (30,437)              (6,684)
  Depreciation                                                     (2,057)                  --
  Other                                                            (1,311)              (1,299)
                                                                 --------             --------
                                                                  (59,284)             (22,147)
                                                                 --------             --------
Net deferred tax (liability) asset                               $(17,802)            $  1,248
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

                See also Note 14 with regard to the restatement.

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

The Company evaluates performance and allocates resources based on income or loss from operations before income taxes and minority interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Segment data includes charges for allocating corporate costs to each of the operating segments. Information about the Company's operations, net of non-recurring charges and other adjustments of $122 million (related to Health Services) in 1998 and merger, integration and other non-recurring charges of $80 million ($1 million related to Staffing Services, $67 million related to Health Services, and $12 million related to Corporate and other) in 1996, is as follows:

                                     Service sales,
                                    franchise fees,          Income before                      Depreciation       Expenditures
                                    management fees       income taxes and    Identifiable           and         for long-lived
                                   and other income     minority interests          assets      amortization             assets
                                   ----------------     ------------------    ------------      ------------     --------------
                                                           (Restated)
Year ended January 3, 1999
--------------------------

Staffing Services                     $ 2,846,553         $    80,365         $   768,666        $    20,982        $    79,641
Information Technology
   Services                               418,075              15,880             158,348              3,651              3,037
Health Services                         1,330,303            (146,739)            864,442             31,004             69,648
Corporate and other                         7,859              15,523             267,351             13,796             48,603
                                      -----------         -----------         -----------        -----------        -----------
                                      $ 4,602,790         $   (34,971)        $ 2,058,807        $    69,433        $   200,929
                                      ===========         ===========         ===========        ===========        ===========

Year ended December 28, 1997
----------------------------

Staffing Services                     $ 2,381,376         $    88,602         $   561,353        $    13,429        $    66,734
Information Technology
   Services                               287,423              12,042             143,370              2,761             48,157
Health Services                         1,433,854              45,003             737,329             29,097             28,086
Corporate and other                        10,361              14,832             308,149             10,219            105,325
                                      -----------         -----------         -----------        -----------        -----------
                                      $ 4,113,014         $   160,479         $ 1,750,201        $    55,506        $   248,302
                                      ===========         ===========         ===========        ===========        ===========

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

Year ended December 29, 1996
----------------------------

Staffing Services                      $1,832,512           $  73,325          $  390,083           $ 7,286           $ 23,172
Information Technology
   Services                               163,392               7,587              80,259             1,263             31,554
Health Services                         1,374,353              12,420             749,893            26,612             51,234
Corporate and other                         7,472               1,529             219,005             8,736             81,117
                                        ---------            --------           ---------            ------            -------
                                       $3,377,729           $  94,861          $1,439,240           $43,897           $187,077
                                        =========            ========           =========            ======            =======

         Financial information, summarized by geographic area, is as follows:

                                                                  Service sales,
                                                                 franchise fees,
                                                                 management fees            Long-lived
                                                                and other income                assets
                                                                ----------------                ------

         Year ended January 3, 1999
         --------------------------
         United States                                                $3,289,388               $552,688
         Europe                                                        1,013,949                273,692
         Canada                                                          155,736                 17,742
         Latin America                                                   143,717                 20,866
                                                                      ----------               --------
                                                                      $4,602,790               $864,988
                                                                      ==========               ========

         Year ended December 28, 1997
         ----------------------------
         United States                                                $3,265,029               $496,753
         Europe                                                          627,852                201,715
         Canada                                                          141,192                 15,528
         Latin America                                                    78,941                 13,261
                                                                      ----------               --------
                                                                      $4,113,014               $727,257
                                                                      ==========               ========

         Year ended December 29, 1996
         ----------------------------
         United States                                                $2,845,983               $408,613
         Europe                                                          366,501                129,452
         Canada                                                          115,314                 12,334
         Latin America                                                    49,931                 10,406
                                                                      ----------               --------
                                                                      $3,377,729               $560,805
                                                                      ==========               ========

         See also Note 14 with regard to the restatement.

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

Note 13. Quarterly Financial Information (Unaudited)

                                             First
                                            Quarter        Second Quarter             Third Quarter            Fourth Quarter
                                            -------        --------------             -------------            --------------
                                                    (As reported)(As restated) (As reported)(As restated)(As reported)(As restated)
                                                $          $          $            $           $            $             $
Year ended January 3, 1999

Service sales, franchise fees,
   management fees and other income       1,049,942   1,126,142    1,126,142    1,170,037    1,170,037    1,256,669    1,256,669
Gross profit                                266,057     243,125      243,125      283,916      283,916      308,751      308,751
Net income (loss)                            12,801     (33,464)     (32,178)      12,534       11,248       12,490      (27,410)

SHARE INFORMATION:
     Basic and diluted earnings
       (loss) per share                         .16        (.41)        (.40)         .15          .14          .15         (.34)

Year ended December 28, 1997

Service sales, franchise fees,
   management fees and other income         950,851   1,014,387                 1,063,281                 1,084,495
Gross profit                                254,959     270,182                   283,335                   287,736
Net income                                   19,167      25,329                    25,257                    23,275

SHARE INFORMATION:
     Basic and diluted earnings per share       .24         .31                       .31                       .29

    The fourth quarters ended January 3, 1999 and December 28, 1997 include 14 weeks and 13 weeks, respectively.

    All earnings per share amounts have been presented in accordance with SFAS No. 128.

    Second, third and fourth quarters of 1998 results include certain non-recurring charges and other adjustments. See Note 3.

    See also Note 14 with regard to the restatements.

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

Note 14. Subsequent Events and Restatements

On March 30, 1999, the Company's Health Services' division announced plans to record a $56 million special charge for the settlement of two federal investigations focusing on the Company's Medicare home office cost reports and certain transactions with Columbia/HCA. The civil, administrative and criminal agreements were finalized and signed on July 19, 1999 and the settlement amount was paid on August 11, 1999. The payment was funded by the Company's revolving credit agreement in the amount of $45 million, with the remainder coming from operating cash flows. The settlement had originally been disclosed as a subsequent event to the financial statements for the year ended January 3, 1999 and changed for operations and recorded in the period ended April 4, 1999. However, it has been determined that it is more appropriate to accrue such amounts in the financial statements for the year ended January 3, 1999 and, accordingly, the financial statements for the year ended January 3, 1999 have been restated. The following information represents the impact of the restatement on the consolidated Statement of Income for the year ended January 3, 1999:

                                                            As Reported         As Restated
                                                            -----------         -----------

Service sales, franchise fees, management fees and
  other income                                              $ 4,602,790          $ 4,602,790
Cost of services sold                                         3,500,941            3,500,941
                                                            -----------          -----------
  Gross profit                                                1,101,849            1,101,849
Selling, general and administrative expenses                  1,050,339            1,106,339
Interest expense, net                                            30,481               30,481
                                                            -----------          -----------
  Income (loss) before income taxes and minority
     interests                                                   21,029              (34,971)
Income taxes                                                      8,149               (7,951)
                                                            -----------          -----------
  Income (loss) before minority interests                        12,880              (27,020)
Minority interests                                                8,519                8,519
                                                            -----------          -----------
  Net income (loss)                                         $     4,361          $   (35,539)
                                                            ===========          ===========
Share Information
  Basic earnings (loss) per share                           $       .05          $      (.44)
                                                            ===========          ===========
  Diluted earnings (loss) per share                         $       .05          $      (.44)
                                                            ===========          ===========

The effect of the restatement on the January 3, 1999 balance sheet was an increase to accrued expenses of $56 million, a decrease to income taxes included in other liabilities of $16.1 million and a decrease to retained earnings of $39.9 million.

                       OLSTEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

On March 30, 1999, the Company also announced plans to take a special charge during the first quarter of 1999 aggregating $46 million for the realignment of business units as part of a new restructuring plan, including compensation and severance costs of $22 million to be paid to operational support staff, branch administrative personnel and management, asset write-offs of $16 million and integration costs of $8 million, primarily related to obligations under lease agreements for offices and other facilities being closed. Asset write-offs relate primarily to fixed assets being disposed of in offices being closed and facilities being consolidated as well as fixed assets and goodwill attributable to the Company's exit from certain businesses previously acquired but not within the Company's strategic objectives. The Company expects that the realignment of the business units will achieve a reduction of expenses of approximately $13.6 million for the last three quarters of 1999, due to reduced employee, lease and depreciation expenses.

The Health Services' division represented $17 million of the total charge, inclusive of compensation and severance costs of $5 million, asset write-offs of $7 million and integration costs of $5 million.

The charge for the Staffing Services' division totaled $16 million related to business realignments, including $6 million for compensation and severance costs, $8 million for asset write-offs and $2 million for integration costs.

The balance of the charge of $13 million relates to corporate operations and consists primarily of compensation and severance costs.

The costs incurred to redesign the credit and collection process described in
Note 3 had originally been recorded within the second quarter 1998 $66 million charge. However, it has been determined that approximately $2 million of these costs relate to services rendered in the third quarter of 1998 and, accordingly, the financial statements for the quarter and six months ended June 28, 1998 reflects a $2 million reduction of the charge which will be reflected in the quarter ended September 27, 1998. See also Note 13 for the impact of the restatement on the quarterly financial statements.

On August 18, 1999, the Company announced it intends to merge its staffing and information technology services businesses with Adecco S.A. On closing, the Company's health services business will be split off to Olsten shareholders as an independent health services company.

When the transactions become effective, each holder of Olsten stock will receive for each share of Olsten common stock and Olsten Class B stock, (a) .25 of a share of Olsten Health Services and (b) $8.75 in cash, or 0.12472 of an Adecco American Depository Receipt (ADR) (one ADR represents one-eighth of one share of Adecco common stock), or a mixture of cash and Adecco ADRs valued in the aggregate at approximately $8.75 per Olsten share, subject to proration in order that the aggregate consideration received by all holders pursuant to this clause will be half cash and half Adecco ADR shares. The value of the stock received by shareholders in the health services company will be determined upon commencement of trading in the new security.

In September 1999, the Company received a Notice of amount of Program Reimbursement relating to its 1997 Medicare cost reports indicating that the Medicare fiscal intermediary disagrees with the Company's methodology of allocating a portion of its overhead. The Health Care Financing Administration has indicated that it agrees with the fiscal intermediary. Since the Company used a similar methodology for allocating overhead costs in 1998 and 1999, a comparable disallowance could result. The Company believes its costs reports are accurate and consistent with past practice accepted by the fiscal intermediary, and will appeal the notice to the Provider Reimbursement Review Board. While management believes that adequate provisions have been made for revenue adjustments, the Company is unable to predict the outcome of this appeal and the final determination of revenue ultimately recognized under the Medicare program.

                               Olsten Corporation
                 Schedule II - Valuation and Qualifying Accounts
      Years Ended January 3, 1999, December 28, 1997 and December 29, 1996

Col. A.            Col. B        Col. C.            Col. D.         Col. E.
-------            ------        -------            -------         -------

                   Balance at    Additions                          Balance
                   beginning     charged to costs                   at end of
Description        of period     and expenses       Deductions      of period
-----------        ---------     ------------       ----------      ---------

1998               $ 25,326        $ 27,881          $(17,652)      $ 35,555

1997               $ 26,299        $ 28,605          $(29,578)      $ 25,326

1996               $ 30,660        $ 20,342          $(24,703)      $ 26,299

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Of Olsten Corporation and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index, after the restatement described in Note 14, present fairly, in all material respects, the financial position of Olsten Corporation and Subsidiaries at January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New York, New York
February 28, 1999, except as to the
information presented in Notes 3, 6
and 14, for which the date is September
29, 1999.