Form 10-Q/A
period 1999-04-04
OLSTEN CORP
filed 1999-10-01
CIK 74386

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO

                                   FORM 10-Q/A

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

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

PART I -    FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets (Unaudited) -
            April 4, 1999 and January 3, 1999 (Restated), respectively    2

            Consolidated Statements of Operations (Unaudited) -
            Quarters Ended April 4, 1999 (Restated) and
            March 29, 1998, respectively                                  3

            Consolidated Statements of Cash Flows (Unaudited) -
            Quarters Ended April 4, 1999 (Restated) and
            March 29, 1998, respectively                                  4

            Notes to Consolidated Financial Statements
            (Restated and Unaudited)                                      5-9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10-13

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk    13-14


PART II -   OTHER INFORMATION

   Item 1.  Legal Proceedings                                             15-16

   Item 5.  Other Information                                             16-17


SIGNATURES                                                                18

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
        --------------------
                               Olsten Corporation
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                           April 4, 1999                January 3, 1999
                                                                           -------------                ---------------
                                                                                                            (Restated)
ASSETS

CURRENT ASSETS:
   Cash                                                                    $    31,876                     $    53,831
   Receivables, net                                                          1,048,287                       1,005,685
   Other current assets                                                        131,925                         134,303
                                                                           -----------                     -----------

     Total current assets                                                    1,212,088                       1,193,819

FIXED ASSETS, NET                                                              233,670                         233,131

INTANGIBLES, NET                                                               606,314                         613,616

OTHER ASSETS                                                                    16,337                          18,241
                                                                           -----------                     -----------

                                                                           $ 2,068,409                     $ 2,058,807
                                                                           ===========                     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accrued expenses                                                        $   224,181                     $   251,594
   Payroll and related taxes                                                   146,333                         144,330
   Accounts payable                                                            144,224                         142,547
   Insurance costs                                                              40,555                          36,338
                                                                           -----------                     -----------

     Total current liabilities                                                 555,293                         574,809

LONG-TERM DEBT                                                                 649,889                         606,107

OTHER LIABILITIES                                                              109,107                          95,271

SHAREHOLDERS' EQUITY:
   Common stock $.10 par value; authorized 110,000,000 shares;
     issued 68,255,667 and 68,253,080 shares, respectively                       6,826                           6,825
   Class B common stock $.10 par value; authorized 50,000,000
     shares; issued 13,068,973 and 13,071,560 shares, respectively               1,307                           1,307
   Additional paid-in capital                                                  447,510                         447,488
   Retained earnings                                                           311,766                         337,368
   Accumulated other comprehensive loss                                        (12,834)                         (9,913)
   Less treasury stock, at cost;  45,700 shares                                   (455)                           (455)
                                                                           -----------                     -----------

       Total shareholders' equity                                              754,120                         782,620
                                                                           -----------                     -----------

                                                                           $ 2,068,409                     $ 2,058,807
                                                                           ===========                     ===========

See notes to consolidated financial statements.

                               Olsten Corporation
                      Consolidated Statements of Operations
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                           First Quarter Ended
                                                                           -------------------
                                                                   April 4, 1999            March 29, 1998
                                                                   -------------            --------------
                                                                     (Restated)
Service sales, franchise fees,
   management fees and other income                                 $ 1,197,956                $ 1,049,942

Cost of services sold                                                   903,476                    783,885
                                                                    -----------                -----------

   Gross profit                                                         294,480                    266,057

Selling, general and administrative expenses                            316,038                    236,860

Interest expense, net                                                     8,998                      5,906
                                                                    -----------                -----------

   Income (loss) before income taxes and minority interests             (30,556)                    23,291

Income tax expense (benefit)                                             (9,915)                     9,026
                                                                    -----------                -----------

   Income (loss) before minority interests                              (20,641)                    14,265

Minority interests                                                        1,711                      1,464
                                                                    -----------                -----------

   Net income (loss)                                                $   (22,352)               $    12,801
                                                                    ===========                ===========

SHARE INFORMATION:

   Basic earnings (loss) per share:

     Net income (loss)                                              $      (.28)               $       .16
                                                                    ===========                ===========

     Average shares outstanding                                          81,279                     81,312
                                                                    ===========                ===========

   Diluted earnings (loss) per share:

     Net income (loss)                                              $      (.28)               $       .16
                                                                    ===========                ===========

     Average shares outstanding                                          81,279                     81,467
                                                                    ===========                ===========



See notes to consolidated financial statements.

                               Olsten Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                First Quarter Ended
                                                                                -------------------
                                                                       April 4, 1999             March 29, 1998
                                                                       -------------             --------------
                                                                         (Restated)
OPERATING ACTIVITIES:
   Net income (loss)                                                    $(22,352)                    $ 12,801
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Depreciation and amortization                                      19,444                       14,541
       Minority interests in results of operations
         of consolidated subsidiaries                                      1,711                        1,464
       Changes in assets and liabilities,
         net of effect from acquisitions:
           Accounts receivable and other current assets                  (58,366)                     (15,703)
           Current liabilities                                             1,867                      (17,307)
           Other, net                                                     18,301                      (12,015)
                                                                        --------                     --------

NET CASH USED IN OPERATING ACTIVITIES                                    (39,395)                     (16,219)
                                                                        --------                     --------

INVESTING ACTIVITIES:
   Purchases of fixed assets                                             (23,519)                     (13,048)
   Acquisitions of businesses, net of cash acquired                       (8,882)                      (2,306)
                                                                        --------                     --------

NET CASH USED IN INVESTING ACTIVITIES                                    (32,401)                     (15,354)
                                                                        --------                     --------

FINANCING ACTIVITIES:
   Net proceeds from (repayments of) line of credit agreements            68,636                      (10,000)
   Redemption of debentures                                               (6,804)                        --
   Repayment of notes payable                                             (6,517)                      (6,202)
   Cash dividends                                                         (3,252)                      (5,689)
   Issuances of common stock under stock plans                              --                             54
                                                                        --------                     --------

NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                                             52,063                      (21,837)
                                                                        --------                     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (2,222)                      (1,490)
                                                                        --------                     --------

NET DECREASE IN CASH                                                     (21,955)                     (54,900)

CASH AT BEGINNING OF PERIOD                                               53,831                       84,810
                                                                        --------                     --------

CASH AT END OF PERIOD                                                   $ 31,876                     $ 29,910
                                                                        ========                     ========


See notes to consolidated financial statements.

                               Olsten Corporation
                   Notes to Consolidated Financial Statements
                            (Restated and Unaudited)

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

     See also Note 4 with regard to the restatement.

2.   Comprehensive Income (Loss)
     ---------------------------

     Total comprehensive loss amounted to $25 million during the first quarter of 1999 and income of $12 million for the comparable period of 1998.

     See also Note 4 with regard to the restatement.

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

4.   Special Charges, Adjustments and Restatement
     --------------------------------------------

     On March 30, 1999, the Company's Health Services' division announced plans to record a $56 million special charge for the settlement of two federal investigations focusing on the Company's Medicare home office cost reports and certain transactions with Columbia/HCA Healthcare Corporation. The civil, administrative and criminal agreements were finalized and signed on July 19, 1999 and the settlement amount was paid on August 11, 1999. The payment was funded by the Company's revolving credit agreement in the amount of $45 million, with the remainder coming from operating cash flows. The settlement had originally been disclosed as a subsequent event to the financial statements for the year ended January 3, 1999. However, it has been determined that it was more appropriate to accrue such amount in the financial statements for the year ended January 3, 1999 and, accordingly, the financial statements for the year ended January 3, 1999 and for the three months ended April 4, 1999 have been restated. The following information represents the impact of the restatement on the consolidated Statement of Operations for the three-month ended April 4, 1999 financial statements:


                                                            As Reported               As Restated
                                                            -----------               -----------

Service sales, franchise fees,                             $ 1,197,956                $ 1,197,956
  management fees and other income
Cost of services sold                                          903,476                    903,476
                                                           -----------                -----------
    Gross profit                                               294,480                    294,480
Selling, general and administrative expenses                   372,038                    316,038
Interest expense, net                                            8,998                      8,998
                                                           -----------                -----------
    Loss before income taxes and
      minority interests                                       (86,556)                   (30,556)
Income tax benefit                                             (26,015)                    (9,915)
                                                           -----------                -----------
    Loss before minority interests                             (60,541)                   (20,641)
Minority interests                                               1,711                      1,711
                                                           -----------                -----------
    Net loss                                               $   (62,252)               $   (22,352)
                                                           ===========                ===========
Share Information:
    Basic loss per share                                   $      (.77)               $      (.28)
                                                           ===========                ===========
    Diluted loss per share                                 $      (.77)               $      (.28)
                                                           ===========                ===========

     The effect of the restatement on the January 3, 1999 balance sheet was an increase to accrued expenses of $56 million, a decrease to deferred income taxes included in other liabilities of $16.1 million and a decrease to retained earnings of $39.9 million.

     On March 30, 1999, the Company also announced plans to take a special charge during the first quarter of 1999 aggregating $46 million for the realignment of business units, as part of a new restructuring plan , including compensation and severance costs of $22 million to be paid to operational support staff, branch administrative personnel and management, asset write-offs of $16 million and integration costs of $8 million, primarily related to obligations under lease agreements for offices and other facilities being closed. Asset write-offs relate primarily to fixed assets being disposed of in offices being closed and facilities being consolidated as well as fixed assets and goodwill attributable to the Company's exit from certain businesses previously acquired but not within the Company's strategic objectives. The Company expects that the realignment of the business units will achieve a reduction of expenses of approximately $14 million for the last three quarters of 1999, due to reduced employees, lease and depreciation expenses.

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

     The major components, as well as the activity during the quarter ended April 4, 1999 of the previous years charges, as well as the 1999 special charge, were as follows:

                                                  Accounts           Compensation
   Dollars in                                     Receivable and     and Severance      Integration
   Thousands                     Settlements      Other Assets(1)    Costs              Costs             Other        Total
   ---------                     -----------      -------------      ---------------   -------------      -----        -----

1996 charge balance at
  January 3, 1999                 $  5,200               --             $  1,123         $     94             --        $  6,417
Cash expenditures                     --                 --               (1,009)             (94)            --          (1,103)
Non-cash write-offs                   --                 --                 --               --               --            --
                                  --------           --------           --------         --------         --------      --------
Balance at April 4, 1999             5,200               --                  114             --               --           5,314
                                  --------           --------           --------         --------         --------      --------

1998 charge balance at
  January 3, 1999                   56,000           $     98                260              802         $    476        57,636
Cash expenditures                     (330)              --                 (260)            (203)            (476)       (1,269)
                                  --------           --------           --------         --------         --------      --------
Balance at April 4, 1999            55,670                 98               --                599             --          56,367
                                  --------           --------           --------         --------         --------      --------

Charge - 1999                         --               16,060             22,245            7,695             --          46,000
Cash expenditures                     --                 --              (11,003)            (716)            --         (11,719)
Non-cash write-offs                   --              (10,368)              --               --               --         (10,368)
                                  --------           --------           --------         --------         --------      --------
Balance at April 4, 1999              --                5,692             11,242            6,979             --          23,913
                                  --------           --------           --------         --------         --------      --------
Balance of all charges
  Combined at
    April 4, 1999                 $ 60,870           $  5,790           $ 11,356         $  7,578         $   --        $ 85,594
                                  ========           ========           ========         ========         ========      ========

(1)  Amounts represent contra assets.

5.   Long-Term Debt
     --------------

     In February 1999, the Company's revolving credit agreement, which expires in 2001, was amended, to revise the provision related to the maintenance of various financial ratios and covenants, including granting the Company approval to repurchase up to $40 million of the convertible subordinated debentures. The Company had retired $7.7 million of the convertible subordinated debentures in January 1999 at 88.5 percent of the principal amount, resulting in a gain of approximately $900. In May 1999, the Company's revolving credit agreement was further amended to revise the provision related to the maintenance of various financial ratios and covenants and to restrict further repurchase of the convertible subordinated debentures, as well as, the Company's common shares.

     Interest expense, net, consists primarily of interest on long-term debt for the quarter of $10 million in 1999 and $7 million in 1998, offset by interest income from investments of $1 million for both 1999 and 1998.

6.   Business Segment Information
     ----------------------------

     The Company operates in three business segments:

     Staffing Services

     The Company operates Olsten Staffing Services in the United States and Canada, and staffing companies in 12 countries of Europe and Latin America, providing supplemental staffing, evaluation and training for office technology; general office and administrative services; accounting and other financial services; legal, scientific, engineering and technical services, including production technical training; call centers; production/ distribution/assembly services; training and pre-employment services; retail services; marketing support and teleservices; manufacturing, construction and industrial services; and managed services for corporations. The Company's services meet the full range of business needs, including traditional temporary help, project staffing, professional-level staffing, strategic partnerships, regular full-time hires and outsourcing. The Company's Financial Staffing Services operations provide temporary, "temp-to-hire" and full-time placement of accounting and financial professionals. The Company's Legal Staffing Services operations provide temporary and full-time attorneys, paralegals and legal support staff to law firms, corporate law departments and government, as well as computerized litigation support.

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

     The Company evaluates performance and allocates resources based on income or loss from operations before income taxes and minority interests. Segment data includes charges for allocating corporate costs to each of the operating segments. Prior period segment data has been restated to conform with the current period presentation. Information about the Company's operations, net of a special charge of $46 million, before taxes in the first quarter of 1999 ($16 million related to Staffing Services, $17 million related to Health Services, and $13 million related to Corporate and other), is as follows:


                                                          Services sales, franchise          Income (loss) before
     Dollars In                                           fees, management fees              income taxes and
     Thousands                                            and other income                   minority interests
     ---------                                            -------------------------          ---------------------
                                                                                                   (Restated)
     First quarter ended April 4, 1999
     ---------------------------------

     Staffing Services                                      $   722,318                          $    (4,773)
     Information Technology Services                            108,362                                3,775
     Health Services                                            367,276                              (16,458)
     Corporate and other                                           --                                (13,100)
                                                            -----------                          -----------
                                                            $ 1,197,956                          $   (30,556)
                                                            ===========                          ===========

     First quarter ended March 29, 1998
     ----------------------------------

     Staffing Services                                      $   625,484                          $    23,305
     Information Technology Services                             92,491                                2,467
     Health Services                                            331,967                               (2,481)
     Corporate and other                                           --                                   --
                                                            -----------                          -----------
                                                            $ 1,049,942                          $    23,291
                                                            ===========                          ===========

     See also Note 4 with regard to the restatement.

7.   Subsequent Event
     ----------------

     On August 18, 1999, the Company announced it intends to merge its staffing and information technology services businesses with Adecco S.A. On closing, the Company's health services business will be split off to Olsten shareholders as an independent health services company.

     When the transactions become effective, each holder of Olsten stock will receive for each share of Olsten common stock and Olsten Class B common stock, (a) .25 of a share of Olsten Health Services and (b), $8.75 in cash, or 0.12472 of an Adecco American Depository Receipt (ADR) (one ADR represents one-eighth of one share of Adecco common stock), or a mixture of cash and Adecco ADRs valued in the aggregate at approximately $8.75 per Olsten share, subject to proration in order that the aggregate consideration received by all holders pursuant to this clause (b) will be half cash and half Adecco ADR shares. The value of the stock received by shareholders in the health services company will be determined upon commencement of trading in the new security.

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

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations.
              ----------------------

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

     On March 30, 1999, the Company's Health Services' division announced plans to record a $56 million special charge for the settlement of two federal investigations focusing on the Company's Medicare home office cost reports and certain transactions with Columbia/HCA Healthcare Corporation. The civil, administrative and criminal agreements were finalized and signed on July 19, 1999. The settlement had originally been disclosed as a subsequent event to the financial statements for the year ended January 3, 1999. However, it has been determined that it was more appropriate to accrue such amount in the financial statements for the year ended January 3, 1999 and, accordingly, the financial statements for the year ended January 3, 1999 and for the three months ended April 4, 1999 have been restated.

     On March 30, 1999, the Company also announced plans to take a special charge during the first quarter of 1999 aggregating $46 million for the realignment of business units, as part of a new restructuring plan, including compensation and severance costs of $22 million to be paid to operational support staff, branch administrative personnel and management, asset write-offs of $16 million and integration costs of $8 million, primarily related to obligations under lease agreements for offices and other facilities being closed. Asset write-offs relate primarily to fixed assets being disposed of in offices being closed and facilities being consolidated as well as fixed assets and goodwill attributable to the Company's exit from certain businesses previously acquired but not within the Company's strategic objectives. The Company expects that the realignment of the business units will achieve a reduction of expenses of approximately 14 million for the last three quarters of 1999, due to reduced employees, lease and depreciation expenses.

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

     Selling, general and administrative expenses, increased to $316 million for the first quarter from $237 million for the first quarter in 1998 primarily as a result of the special charge of $46 million. As a percentage of revenues, such expenses remained unchanged for the quarter at 22.5 percent, excluding the impact of the $46 million special charge. The remaining increase in expenses for the quarter period resulted primarily from increased sales salaries in North America Staffing Services and Information Technology Services as well as additional branch openings in European Staffing Services.

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

     Liquidity and Capital Resources
     -------------------------------

     Working capital at April 4, 1999, including $32 million in cash, was $657 million, an increase of 6 percent versus $619 million at January 3, 1999. Receivables, net, increased $43 million, or 4 percent, predominantly due to revenue growth and acquisitions in the Staffing Services' business as well as growth in Health Services' Infusion business, which requires additional working capital.

     The Company has a revolving credit agreement with a consortium of 11 banks for up to $400 million in borrowings and letters of credit. In February 1999, the Company's revolving credit agreement, which expires in 2001, was amended, to revise the provision related to the maintenance of various financial ratios and covenants, including granting the Company approval to repurchase up to $40 million of the convertible subordinated debentures. The Company had retired $7.7 million of the convertible subordinated debentures in January 1999 at 88.5 percent of the principal amount, resulting in a gain of approximately $900. In May 1999, the Company's revolving credit agreement was further amended to revise the provision related to the maintenance of various financial ratios and covenants and to restrict further repurchase of the convertible subordinated debentures, as well as, the Company's common shares. As of April 4, 1999, there were $241 million in borrowings and $14 million in standby letters of credit outstanding. The Company has invested available funds in secure, short-term, interest-bearing investments. On August 11, 1999, the Company paid $61 million in settlement of the U.S. Department of Justice home office cost reports and Columbia/HCA Healthcare Corporation investigation of which $45 million was funded by the Company's revolving credit agreement with the remainder coming from operating cash flows.

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

     The Company's long-term debt is primarily composed of fixed rate obligations. Based on the overall interest rate exposure on the Company's fixed rate borrowings at April 4, 1999, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt.

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

     Foreign exchange gains and losses are included in the Consolidated Statements of Operations and historically have not been significant. The Company generally does not engage in hedging activities, except as discussed above. The Company did not hold any derivative instruments at April 4, 1999.

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

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.
-------           ------------------

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

                  On or about May 11, 1999, a Complaint was served in a derivative lawsuit, captioned Robert Rubin, et al. v. John M. May, et al., No. 17135-NC (Delaware Chancery Court), which was filed against the following current and former directors of the Company: John M. May, Raymond S. Troubh, Jo[sh] S. Weston, Victor F. Ganzi, Stuart R. Levine, Frank N. Liguori, Miriam Olsten, Stuart Olsten and Richard J. Sharoff. The Complaint, which names Olsten as a nominal defendant, alleges a claim for breach of fiduciary duties arising out of the Class Action referenced above and the Healthcare Investigations defined and referenced in Item 5, below. Plaintiffs seek a judgment (1) requiring the defendants to account to the Company for unspecified alleged damages resulting from the defendants' alleged conduct; (2) directing the defendants to establish and maintain effective compliance programs; and (3) awarding plaintiffs the costs and expenses of the lawsuit, including reasonable attorneys' fees. On September 10, 1999, the defendants in the Derivative Lawsuit filed a motion to dismiss or, in the alternative, stay the lawsuit.

                  On January 14, 1999, Kimberly Home Health Care, Inc. ("KHHC") initiated three arbitration proceedings against hospitals owned by Columbia/HCA with which one of the Company's subsidiaries had management services agreements to provide services to the hospital's home health agencies. The basis for each of the arbitrations is that Columbia/HCA sold the home health agencies without assigning the management services agreements, while the management services agreements had periods ranging from 18 to 42 months prior to expiration and that Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has asserted that the arbitration be consolidated and stayed, in part based upon its alleged claim against KHHC for breach of contract and requests indemnity and possibly return of management fees paid under the disallowance provision of the management services agreements. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings, and has not yet quantified the claims.

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

                  On or about March 29, 1999, the Company reached an understanding with the U.S. Department of Justice to settle the civil and criminal aspects of the Cost Reports Investigation and the Columbia/HCA Investigation. Pursuant to the understanding, the Company has agreed to pay $61 million to the U.S. Department of Justice, including approximately $10 million in fines and penalties, and a subsidiary of the Company, Kimberly Home Health Care, Inc., a Missouri corporation, has agreed, in connection with the Columbia/HCA Investigation, to plead guilty of a criminal violation of the federal mail fraud, conspiracy and kickback statues. In addition, Kimberly Home Health Care, Inc. is to be permanently excluded from participating in Medicare, Medicaid and all other federal health care programs as defined in 42 U.S.C. ss.1320a-7b(f). The Company has also executed a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services.

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

                  By letter dated June 30, 1999, the Medicare Fund Control Unit of the New Mexico Attorney General's Office notified Olsten that it had declined to criminally prosecute the so-called "J-Code issue" relating to Quantum's past practices in seeking government healthcare reimbursement.

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


                               OLSTEN CORPORATION
                                  (REGISTRANT)





Date:    Oct. 1 , 1999             By:      /s/Anthony J. Puglisi
                                            ----------------------------
                                            Anthony J. Puglisi
                                            Executive Vice President and
                                            Chief Financial Officer