Form 10-Q/A
period 1999-07-04
OLSTEN CORP
filed 1999-10-01
CIK 74386

(Conformed Copy)
                       SECURITIES AND EXCHANGE COMMISSION

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

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

PART I -      FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Consolidated Balance Sheets (Unaudited) - July 4, 1999
              and January 3, 1999 (Restated), respectively                 2

              Consolidated Statements of Operations (Restated
              and Unaudited) - Quarters and Six Months Ended
              July 4, 1999 and June 28, 1998, respectively                 3

              Consolidated Statements of Cash Flows (Restated and
              Unaudited) - Six Months Ended July 4, 1999 and
              June 28, 1998, respectively                                  4

              Notes to Consolidated Financial Statements
              (Restated and Unaudited)                                     5-11

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                11-16

   Item 3.    Quantitative and Qualitative Disclosures about
              Market Risk                                                  16-17


PART II -     OTHER INFORMATION

   Item 1.    Legal Proceedings                                            19-20

   Item 5.    Other Information                                            21-22



SIGNATURES                                                                 23

                         Part I - Financial Statements

Item 1.  Financial Statements
         --------------------

                               Olsten Corporation
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                           July 4, 1999                 January 3, 1999
                                                                           ------------                 ---------------
                                                                                                            (Restated)
ASSETS

CURRENT ASSETS:
   Cash                                                                   $    14,991                     $    53,831
   Receivables, net                                                         1,146,546                       1,005,685
   Other current assets                                                       141,399                         134,303
                                                                          -----------                     -----------

     Total current assets                                                   1,302,936                       1,193,819

FIXED ASSETS, NET                                                             238,081                         233,131

INTANGIBLES, NET                                                              595,802                         613,616

OTHER ASSETS                                                                    9,633                          18,241
                                                                          -----------                     -----------

                                                                          $ 2,146,452                     $ 2,058,807
                                                                          ===========                     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accrued expenses                                                       $   197,756                     $   251,594
   Payroll and related taxes                                                  154,641                         144,330
   Accounts payable                                                           134,559                         142,547
   Insurance costs                                                             41,545                          36,338
                                                                          -----------                     -----------

     Total current liabilities                                                528,501                         574,809

LONG-TERM DEBT                                                                745,915                         606,107

OTHER LIABILITIES                                                             105,225                          95,271

SHAREHOLDERS' EQUITY:
   Common stock $.10 par value; authorized 110,000,000 shares;
     issued 68,276,817 and 68,253,080 shares, respectively                      6,828                           6,825
   Class B common stock $.10 par value; authorized 50,000,000
     shares; issued 13,066,003 and 13,071,560 shares, respectively              1,307                           1,307
   Additional paid-in capital                                                 447,649                         447,488
   Retained earnings                                                          322,023                         337,368
   Accumulated other comprehensive loss                                       (10,541)                         (9,913)
   Less treasury stock, at cost;  45,700 shares                                  (455)                           (455)
                                                                          -----------                     -----------

       Total shareholders' equity                                             766,811                         782,620
                                                                          -----------                     -----------

                                                                          $ 2,146,452                     $ 2,058,807
                                                                          ===========                     ===========

See notes to consolidated financial statements.

                               Olsten Corporation
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                   Second Quarter Ended                   Six Months Ended
                                                                   --------------------                   ----------------

                                                             July 4, 1999      June 28, 1998      July 4, 1999       June 28, 1998
                                                             ------------      -------------      ------------       -------------
                                                                               (Restated)         (Restated)           (Restated)
Service sales, franchise fees,
   management fees and other income                          $ 1,248,633       $ 1,126,142        $ 2,446,589        $ 2,176,084

Cost of services sold                                            944,833           883,017          1,848,309          1,666,902
                                                             -----------       -----------        -----------        -----------

   Gross profit                                                  303,800           243,125            598,280            509,182

Selling, general and administrative expenses                     266,538           284,491            582,576            521,351

Interest expense, net                                             10,840             7,476             19,838             13,382
                                                             -----------       -----------        -----------        -----------

   Income (loss) before income taxes and minority
     interests                                                    26,422           (48,842)            (4,134)           (25,551)

Income tax expense (benefit)                                      10,241           (18,926)               326             (9,900)
                                                             -----------       -----------        -----------        -----------

   Income (loss) before minority interests                        16,181           (29,916)            (4,460)           (15,651)

Minority interests                                                 2,673             2,262              4,384              3,726
                                                             -----------       -----------        -----------        -----------

   Net income (loss)                                         $    13,508       $   (32,178)       $    (8,844)       $   (19,377)
                                                             ===========       ===========        ===========        ===========

SHARE INFORMATION:

   Basic earnings (loss) per share:

     Net income (loss)                                       $       .17       $      (.40)       $      (.11)       $      (.24)
                                                             ===========       ===========        ===========        ===========

     Average shares outstanding                                   81,291            81,346             81,285             81,361
                                                             ===========       ===========        ===========        ===========

   Diluted earnings (loss) per share:

     Net income (loss)                                       $       .17       $      (.40)       $      (.11)       $      (.24)
                                                             ===========       ===========        ===========        ===========

     Average shares outstanding                                   81,352            81,346             81,285             81,361
                                                             ===========       ===========        ===========        ===========


See notes to consolidated financial statements.

                               Olsten Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                            (Restated and Unaudited)

                                                                                  Six Months Ended
                                                                                  ----------------

                                                                       July 4, 1999              June 28, 1998
                                                                       ------------              -------------
OPERATING ACTIVITIES:
   Net loss                                                             $  (8,844)                $ (19,377)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                       39,507                    32,512
       Changes in assets and liabilities,
         net of effect from acquisitions:
           Accounts receivable and other current assets                  (181,393)                  (70,907)
           Current liabilities                                               (386)                   40,517
           Other, net                                                      15,665                    (8,775)
                                                                        ---------                 ---------

NET CASH USED IN OPERATING ACTIVITIES                                    (135,451)                  (26,030)
                                                                        ---------                 ---------

INVESTING ACTIVITIES:
   Purchases of fixed assets                                              (39,557)                  (35,146)
   Acquisitions of businesses, net of cash acquired                       (14,894)                  (60,408)
                                                                        ---------                 ---------

NET CASH USED IN INVESTING ACTIVITIES                                     (54,451)                  (95,554)
                                                                        ---------                 ---------

FINANCING ACTIVITIES:
   Net proceeds from (repayments of) line of credit agreements            174,353                   (60,862)
   Redemption of debentures                                                (7,688)                     --
   Repayment of notes payable                                              (6,517)                   (6,202)
   Cash dividends                                                          (6,501)                  (11,378)
   Net proceeds from issuance of notes                                       --                     133,806
   Issuances of common stock under stock plans                               --                          54
                                                                        ---------                 ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 153,647                    55,418
                                                                        ---------                 ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (2,585)                     (278)
                                                                        ---------                 ---------

NET DECREASE IN CASH                                                      (38,840)                  (66,444)

CASH AT BEGINNING OF PERIOD                                                53,831                    84,810
                                                                        ---------                 ---------

CASH AT END OF PERIOD                                                   $  14,991                 $  18,366
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

     See also Note 4 with regard to the restatements.

2.   Comprehensive Income (Loss)
     ---------------------------

     Total comprehensive income amounted to $16 million and comprehensive loss was $36 million during the second quarters of 1999 and 1998, respectively. During the six months, total comprehensive loss amounted to $9 million and $24 million for 1999 and 1998, respectively.

     See also Note 4 with regard to the restatements.

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

4.   Special Charges, Adjustments and Restatements
     ---------------------------------------------

     On March 30, 1999, the Company's Health Services division announced plans to record a $56 million special charge for the settlement of two federal investigations focusing on the Company's Medicare home office cost reports and certain transactions with Columbia/HCA Healthcare Corporation. The civil, administrative and criminal agreements were finalized and signed on July 19, 1999 and the settlement amount was paid on August 11, 1999. The payment was funded by the Company's revolving credit agreement in the amount of $45 million with the remainder coming from operating cash flows. The settlement had originally been disclosed as a subsequent event to financial statements for the year ended January 3, 1999. However, it has been determined that it was more appropriate to accrue such amount in the financial statements for the year ended January 3, 1999 and accordingly, the financial statements for the year ended January 3, 1999 and for the six months ended July 4, 1999 have been restated.

     On March 30, 1999, the Company also announced plans to take a special charge during the first quarter of 1999 aggregating $46 million for the realignment of business units as part of a new restructuring plan which includes compensation and severance costs of $22 million to be paid to operational support staff, branch administrative personnel and management, asset write-offs of $16 million and integration costs of $8 million, primarily related to obligations under lease agreements for offices and other facilities being closed. Asset write-offs relate primarily to fixed assets being disposed of in offices being closed and facilities being consolidated as well as fixed assets and goodwill attributable to the Company's exit from certain businesses previously acquired but not within the Company's strategic objectives. The Company expects that the realignment of the business units will achieve a reduction of expenses of approximately $14 million for the last three quarters of 1999, due to reduced employee, lease and depreciation expenses.

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

         Included in this provision was $ 24 million charged to selling, general and administrative expenses, which included lease payments of $3 million, employee severance of $4 million, fixed asset and software write-offs of $5 million to reflect the loss incurred upon the Company's decision to dispose of the assets in certain closed offices, and an increase in the allowance for doubtful accounts of $12 million. All closures and consolidations, related to this charge, of facilities and employee terminations have been completed. The allowance for doubtful accounts was increased because the collection of receivables is highly dependent on the service provider's ability to provide certain evidence of service and authorization documentation to a variety of third-party payors. The office closings, consolidation of certain business service centers and the termination of employees are all events that, in the Company's past experience, impair the ability to provide the aforementioned documentation and to collect on receivables.

         The Company also recorded other adjustments to selling, general and administrative expenses of $13 million which included professional fees and related incurred costs resulting from the settlement with several government agencies regarding certain past business practices of Quantum, the level of effort required to respond to the significant inquiries conducted by the government, and costs incurred to redesign the credit and collection process of the home health business. The costs incurred to redesign the credit and collection process had originally been recorded within the $66 million charge described above. However, it has been determined that approximately $2 million of these costs relate to services rendered in the third quarter of 1998 and accordingly, the financial statements for the quarter and six months ended June 28, 1998 have been restated.

         In addition, upon final announcement of the per-beneficiary limits by the government, the Company recorded a reduction in revenues of $14 million in the second quarter of 1998 for the six month period ended June 28, 1998 in anticipation of lower Medicare reimbursements resulting from the new per-visit and per-beneficiary limits that have been imposed by Medicare under the Interim Payment System.

         The Company recorded a charge to cost of sales of $15 million to reflect the estimated increase in costs that have been incurred, but not yet reported, based upon a change in the actuarial estimates utilized to determine the level of service to patients covered under the Company's capitated contracts.

     The major components, as well as the activity during the six months ended July 4, 1999, of the previous years' charges, as well as the 1999 special charge, were as follows:


                                                    Accounts           Compensation
   Dollars in                                       Receivable and     and Severance      Integration
   Thousands                        Settlements     Other Assets(1)    Costs              Costs              Other       Total
   ---------                        -----------     -------------      -------------      ------------       -----       -----

    1996 charge balance
       at January 3, 1999            $  5,200             --             $  1,123         $     94              --        $  6,417
    Cash expenditures                    --               --               (1,007)             (94)             --          (1,101)
    Non-cash write-offs                  --               --                 --               --                --            --
                                     --------         --------           --------         --------          --------      --------
    Balance at July 4, 1999             5,200             --                  116             --                --           5,316
                                     --------         --------           --------         --------          --------      --------

    1998 charge balance
       at January 3, 1999              56,000         $     98                260              802          $    476        57,636
    Cash expenditures                    (330)            --                 (149)            (450)             (476)       (1,405)
    Non-cash write-offs                  --                (83)              --               --                --             (83)
                                     --------         --------           --------         --------          --------      --------
    Balance at July 4, 1999            55,670               15                111              352              --          56,148
                                     --------         --------           --------         --------          --------      --------

    Charge - 1999                        --             16,060             22,245            7,695              --          46,000
    Cash expenditures                    --               --              (14,728)          (2,844)             --         (17,572)
    Non-cash write-offs                  --            (11,488)              --               --                --         (11,488)
                                     --------         --------           --------         --------          --------      --------
    Balance at July 4, 1999              --              4,572              7,517            4,851              --          16,940
                                     --------         --------           --------         --------          --------      --------
    Balance of all charges
        combined at July 4, 1999     $ 60,870         $  4,587           $  7,744         $  5,203          $   --        $ 78,404
                                     ========         ========           ========         ========          ========      ========

     (1)  Amounts represent contra assets.

     The following information presents the impact of the restatements on the consolidated statements of operations for the quarter ended June 28, 1998 and for the six months ended June 28, 1998 and July 4,1999:

                                                  Six Months Ended           Second Quarter Ended            Six Months Ended
                                                    July 4, 1999                 June 28, 1998                 June 28, 1998
                                              --------------------------   -------------------------   --------------------------
                                              As Reported    As Restated   As Reported   As Restated   As Reported    As Restated

Service sales, franchise fees,
   management fees and other income            $ 2,446,589   $ 2,446,589   $ 1,126,142   $ 1,126,142    $ 2,176,084    $ 2,176,084
Cost of services sold                            1,848,309     1,848,309       883,017       883,017      1,666,902      1,666,902
                                               -----------   -----------   -----------   -----------    -----------    -----------
    Gross profit                                   598,280       598,280       243,125       243,125        509,182        509,182
Selling, general and administrative expenses       638,576       582,576       286,591       284,491        523,451        521,351
Interest expense, net                               19,838        19,838         7,476         7,476         13,382         13,382
                                               -----------   -----------   -----------   -----------    -----------    -----------
    Loss before income taxes and
       minority interests                          (60,134)       (4,134)      (50,942)      (48,842)       (27,651)       (25,551)

Income tax benefit                                 (15,774)         (326)      (19,740)      (18,926)       (10,714)        (9,900)
                                               -----------   -----------   -----------   -----------    -----------    -----------
    Loss before minority interests                 (44,360)       (4,460)      (31,202)      (29,916)       (16,937)       (15,651)
Minority interests                                   4,384         4,384         2,262         2,262          3,726          3,726
                                               -----------   -----------   -----------   -----------    -----------    -----------
    Net loss                                   $   (48,744)  $    (8,844)  $   (33,464)  $   (32,178)   $   (20,663)   $   (19,377)
                                               ===========   ===========   ===========   ===========    ===========    ===========
Share Information
    Basic loss per share                       $      (.60)  $      (.11)  $      (.41)  $      (.40)   $      (.25)   $      (.24)
                                               ===========   ===========   ===========   ===========    ===========    ===========
    Diluted loss per share                     $      (.60)  $      (.11)  $      (.41)  $      (.40)   $      (.25)   $      (.24)
                                               ===========   ===========   ===========   ===========    ===========    ===========


     The effect of the restatement on the January 3, 1999 balance sheet was an increase to accrued expenses of $56 million, a decrease to deferred income taxes included in other liabilities of $16.1 million and a decrease to retained earnings of $39.9 million.

5.   Long-Term Debt
     --------------

     In February 1999, the Company's revolving credit agreement, which expires in 2001, was amended, to revise the provision related to the maintenance of various financial ratios and covenants, including granting the Company approval to repurchase up to $40 million of the convertible subordinated debentures. The Company had retired $7.7 million of the convertible subordinated debentures in January 1999 at 88.5 percent of the principal amount, resulting in a gain of approximately $.9 million. In May 1999, the Company's revolving credit agreement was further amended to revise various financial ratios and covenants and to restrict further repurchase of the convertible subordinated debentures, as well as the Company's common shares.

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

     The Company evaluates performance and allocates resources based on income or loss from operations before income taxes and minority interests. Segment data includes charges for allocating corporate costs to each of the operating segments. Prior period segment data has been restated to conform with the current period presentation. Information about the Company's operations, net of a special charge of $46 million, before taxes, in the first quarter of 1999 ($16 million related to Staffing Services, $17 million related to Health Services, and $13 million related to Corporate and other), and $64 million, before taxes, in the second quarter of 1998 related to Health Services, is as follows:

                                                       Services sales, franchise             Income (loss) before
     Dollars in                                        fees, management fees                 income taxes and
     Thousands                                         and other income                      minority interests
     ---------                                         -------------------------             --------------------
                                                                                                 (Restated)
     Second quarter ended July 4, 1999
     ---------------------------------

     Staffing Services                                     $   767,953                          $    19,627
     Information Technology Services                           108,107                                3,189
     Health Services                                           372,573                                3,606
                                                           -----------                          -----------
                                                           $ 1,248,633                          $    26,422
                                                           ===========                          ===========

     Second quarter ended June 28, 1998
     ----------------------------------

     Staffing Services                                     $   702,585                          $    20,769
     Information Technology Services                           108,356                                4,049
     Health Services                                           315,201                              (73,660)
                                                           -----------                          -----------
                                                           $ 1,126,142                          $   (48,842)
                                                           ===========                          ===========

     Six months ended July 4, 1999
     -----------------------------

     Staffing Services                                     $ 1,490,271                          $    14,854
     Information Technology Services                           216,469                                6,964
     Health Services                                           739,849                              (12,852)
     Corporate and other                                          --                                (13,100)
                                                           -----------                          -----------
                                                           $ 2,446,589                          $    (4,134)
                                                           ===========                          ===========

     Six months ended June 28, 1998
     ------------------------------

     Staffing Services                                     $ 1,328,070                          $    44,074
     Information Technology Services                           200,847                                6,516
     Health Services                                           647,167                              (76,141)
                                                           -----------                          -----------
                                                           $ 2,176,084                          $   (25,551)
                                                           ===========                          ===========


     See also Note 4 with regard to the restatements.

7.   Subsequent Event
     ----------------

     On August 18, 1999, the Company announced it intends to merge its staffing and information technology services businesses with Adecco S.A. On closing, the Company's health services business will be split off to Olsten shareholders as an independent health services company.

     When the transactions become effective, each holder of Olsten stock will receive for each share of Olsten common stock and Olsten Class B common stock (a) .25 of a share of Olsten Health Services and (b), $8.75 in cash, or 0.12472 of an Adecco American Depository Receipt (ADR) (one ADR represents one-eighth of one share of Adecco common stock), or a mixture of cash and Adecco ADRs valued in the aggregate at approximately $8.75 per Olsten share, subject to proration in order that the aggregate consideration received by all holders pursuant to this clause (b) will be half cash and half Adecco ADR shares. The value of the stock received by shareholders in the health services company will be determined upon commencement of trading in the new security.

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


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         -----------------------

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

On March 30, 1999, the Company's Health Services division announced plans to record a $56 million special charge for the settlement of two federal investigations focusing on the Company's Medicare home office cost reports and certain transactions with Columbia/HCA. The civil, administrative and criminal agreements were finalized and signed on July 19, 1999. The settlement had originally been disclosed as a subsequent event to the financial statements for the year ended January 3, 1999. However, it has been determined that it was more appropriate to accrue such amount in the financial statements for the year ended January 3, 1999 and accordingly, the financial statements for the year ended January 3, 1999 and for the six months ended July 4, 1999 have been restated.

On March 30, 1999, the Company also announced plans to take a special charge during the first quarter of 1999 aggregating $46 million for the realignment of business units as part of a new restructuring plan which includes compensation and severance costs of $22 million to be paid to operational support staff, branch administrative personnel and management, asset write-offs of $16 million and integration costs of $8 million, primarily related to obligations under lease agreements for offices and other facilities being closed. Asset write-offs relate primarily to fixed assets being disposed of in offices being closed and facilities being consolidated as well as fixed assets and goodwill attributable to the Company's exit from certain businesses previously acquired but not within the Company's strategic objectives. The Company expects that the realignment of the business units will achieve a reduction of expenses of approximately $14 million for the last three quarters of 1999, due to reduced employee, lease and depreciation expenses.

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

         As a consequence of these circumstances, in 1998 the Company recorded non-recurring charges and other adjustments of $66 million, related to the restructuring of the Company's Health Services division. These charges, which were primarily for 60 office closings and consolidations in the United States, were taken to help position the Company to operate more efficiently under the new IPS. In addition, the Company has also made significant technological investments in order to improve operational efficiencies and employee retention levels. The benefit of the restructuring began to be realized in the second quarter of 1998.

         Included in this provision was $ 24 million charged to selling, general and administrative expenses, which included lease payments of $3 million, employee severance of $4 million, fixed asset and software write-offs of $5 million to reflect the loss incurred upon the Company's decision to dispose of the assets in certain closed offices, and an increase in the allowance for doubtful accounts of $12 million. All closures and consolidations, related to this charge, of facilities and employee terminations have been completed. The allowance for doubtful accounts was increased because the collection of receivables is highly dependent on the service provider's ability to provide certain evidence of service and authorization documentation to a variety of third-party payors. The office closings, consolidation of certain business service centers and the termination of employees are all events that, in the Company's past experience, impair the ability to provide the aforementioned documentation and to collect receivables.

         The Company also recorded other adjustments to selling, general and administrative expenses of $13 million which included professional fees and related incurred costs resulting from the settlement with several government agencies regarding certain past business practices of Quantum, the level of effort required to respond to the significant inquiries conducted by the government, and costs incurred to redesign the credit and collection process of the home health business. The costs incurred to redesign the credit and collection process had originally been recorded within the $66 million charge described above. However, it has been determined that approximately $2 million of these costs relate to services rendered in the third quarter of 1998 and accordingly, the financial statements for the quarter and six months ended June 28, 1998 have been restated.

         In addition, upon final announcement of the per-beneficiary limits by the government, the Company recorded a reduction in revenues of $14 million in the second quarter of 1998 for the six month period ended June 28, 1998 in anticipation of lower Medicare reimbursements resulting from the new per-visit and per-beneficiary limits that have been imposed by Medicare under the Interim Payment System.

         The Company recorded a charge to cost of sales of $15 million to reflect the estimated increase in costs that have been incurred, but not yet reported, based upon a change in the actuarial estimates utilized to determine the level of service to patients covered under the Company's capitated contracts.

Selling, general and administrative expenses decreased to $267 million in the second quarter of 1999 from $284 million in the second quarter of 1998 due to the non-recurring charges and other adjustments recorded in the second quarter of 1998. Excluding the charge, such expenses, at 21.3% and 21.9% as a percentage of revenue for the second quarter of 1999 and 1998, respectively, have remained flat for the quarter. Conversely, selling, general and administrative expenses increased to $583 million from $521 million in the six months due to the special charge recorded in the first quarter of 1999. Excluding both charges, selling, general and administrative expenses for the six months have been essentially flat as a percentage of revenue at 22.2% in 1998 and 21.9% in 1999.

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

Liquidity and Capital Resources
-------------------------------

Working capital at July 4, 1999, including $15 million in cash, was $774 million, an increase of 25 percent versus $619 million at January 3, 1999. Receivables, net, increased $141 million, or 14 percent, predominantly due to revenue growth and acquisitions in the Staffing Services' business as well as growth in Health Services' Infusion business, which requires additional working capital.

The Company has a revolving credit agreement for up to $400 million in borrowings and letters of credit. In February 1999, the Company's revolving credit agreement, which expires in 2001, was amended, to revise the provision related to the maintenance of various financial ratios and covenants, including granting the Company approval to repurchase up to $40 million of the convertible subordinated debentures. The Company had retired $7.7 million of the convertible subordinated debentures in January 1999 at 88.5 percent of the principal amount, resulting in a gain of approximately $.9 million . In May 1999, the Company's revolving credit agreement was further amended to revise the provision related to the maintenance of various financial ratios and covenants and to restrict further repurchase of the convertible subordinated debentures, as well as the Company's common shares. As of July 4, 1999, there were $344 million in borrowings and $15 million in standby letters of credit outstanding under the revolving credit agreement. The Company has invested available funds in secure, short-term, interest-bearing investments. On August 11, 1999, the Company paid $61 million in settlement of the U.S. Department of Justice home office cost reports and Columbia/HCA investigation of which $45 million was funded by the Company's revolving credit agreement with the remainder coming from operating cash flows.

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

                  Government Investigations.
                  -------------------------

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

                  On January 28, 1999, the Company announced that it had been advised by the United States Attorney's Office for the District of New Mexico ("New Mexico U.S. Attorney's Office") that, in connection with the Quantum New Mexico Investigation, it had dropped its criminal investigation into certain past practices of Quantum. The criminal aspect of the Quantum New Mexico Investigation had focused on allegations of improper billing and fraud against various federally funded medical assistance programs on the part of Quantum during the period between January 1992 and April 1997. By letter dated February 1, 1999, the New Mexico U.S. Attorney's Office advised the Company that, having ended its criminal inquiry, the Office has referred the Quantum matter to its Affirmative Civil Enforcement ("ACE") Section. As it had done with the Criminal Division of the New Mexico U.S. Attorney's Office, the Company intends to cooperate fully with that Office's ACE Section in connection with its civil inquiry into the Quantum matter that has been referred to it. Although, at this time, the Company is unable to predict what relief the ACE Section will seek in connection with the civil Quantum New Mexico Investigation, such relief could include money damages and/or civil penalties.

                  In October 1998, Olsten entered into a final settlement agreement with several government agencies investigating certain past practices of Quantum. The agreement was entered into with the U.S. Department of Justice, the Office of the Inspector General of the U.S. Department of Health and Human Services, the U.S. Secretary of Defense (for the CHAMPUS/Tricare program), and the Attorneys General for the States of New York and Oklahoma. Pursuant to the settlement, Olsten reimbursed the government approximatley $4.5 million for certain disputed claims under the Medicaid and CHAMPUS programs for reimbursement for the provision of anti-hemophilia factor products to patients covered by certain federal health care programs and entered into a corporate integrity agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               OLSTEN CORPORATION
                                  (REGISTRANT)





Date:    Oct. 1 , 1999             By:      /s/Anthony J. Puglisi
         --------                           ----------------------------
                                            Anthony J. Puglisi
                                            Executive Vice President and
                                            Chief Financial Officer

EXHIBIT INDEX

Exhibit 27 - Financial Data Schedule