Form 10-Q
period 1999-10-03
OLSTEN CORP
filed 1999-11-15
CIK 74386

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 1999
                                                ---------------

                           Commission File No.1-8279
                                              ------

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

Registrant's telephone number, including area code (631) 844-7800
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    YES X         NO
                                                       ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding At November 11, 1999
------------------------------------          --------------------------------
Common Stock, $.10 par value                         68,244,357 shares
Class B Common Stock, $.10 par value                 13,063,901 shares

                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Balance Sheets - October 3, 1999
         (Unaudited) and January 3, 1999 (Restated), respectively         2

         Consolidated Statements of Income (Unaudited) -
         Quarters and Nine Months Ended October 3, 1999 and
         September 27, 1998 (Restated), respectively                      3

         Consolidated Statements of Cash Flows (Unaudited) -
         Nine Months Ended October 3, 1999 and
         September 27, 1998, respectively                                 4

         Notes to Consolidated Financial Statements (Unaudited)           5-11

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              12-17

 Item 3. Quantitative and Qualitative Disclosures about Market Risk       17-18


PART II- OTHER INFORMATION

 Item 1. Legal Proceedings                                                19-20

 Item 5. Other Information                                                20-22

 Item 6. Exhibits and Reports on Form 8-K                                 22


SIGNATURES                                                                23

                         PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.
                               Olsten Corporation
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                             October 3, 1999     January 3, 1999
                                             ---------------     ---------------
                                               (Unaudited)          (Restated)
ASSETS
CURRENT ASSETS:
   Cash                                        $   13,879          $   53,831
   Receivables, net                             1,179,904           1,005,685
   Other current assets                           143,938             134,303
                                                ---------           ---------
     Total current assets                       1,337,721           1,193,819

FIXED ASSETS, NET                                 240,111             233,131

INTANGIBLES, NET                                  598,571             613,616

OTHER ASSETS                                        9,046              18,241
                                                ---------           ---------
                                               $2,185,449          $2,058,807
                                                =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accrued expenses                            $  166,617          $  251,594
   Payroll and related taxes                      151,094             144,330
   Accounts payable                               168,550             142,547
   Insurance costs                                 43,689              36,338
                                                ---------           ---------
     Total current liabilities                    529,950             574,809

LONG-TERM DEBT                                    774,128             606,107

OTHER LIABILITIES                                  96,360              95,271

SHAREHOLDERS' EQUITY:
   Common stock $.10 par value;
    authorized 110,000,000 shares;
    issued 68,286,654 and 68,253,080
    shares, respectively                            6,829               6,825
   Class B common stock $.10 par value;
    authorized 50,000,000 shares;
    issued 13,064,703 and 13,071,560
    shares, respectively                            1,306               1,307
   Additional paid-in capital                     447,704             447,488
   Retained earnings                              335,806             337,368
   Accumulated other comprehensive loss            (6,179)             (9,913)
   Less treasury stock, at cost;
    45,700 Shares                                    (455)               (455)
                                                ---------           ---------
       Total shareholders' equity                 785,011             782,620
                                                ---------           ---------
                                               $2,185,449          $2,058,807
                                                =========           =========
See notes to consolidated financial statements.

                                                 Olsten Corporation
                                         Consolidated Statements of Income
                                     (In thousands, except per share amounts)
                                                   (Unaudited)

                                                    Third Quarter Ended            Nine Months Ended
                                                    -------------------            -----------------
                                                   October      September        October      September
                                                   3, 1999       27, 1998        3, 1999       27, 1998
                                                   -------      ---------        -------      ---------
                                                               (Restated)

Service sales, franchise fees,
 management fees and other income                $1,267,379     $1,170,037     $3,713,965     $3,346,121

Cost of services sold                               958,612        886,121      2,806,921      2,553,023
                                                  ---------      ---------      ---------      ---------

 Gross profit                                       308,767        283,916        907,044        793,098

Selling, general and administrative expenses        269,322        253,098        851,892        774,449

Interest expense, net                                11,354          8,242         31,194         21,624
                                                  ---------      ---------      ---------      ---------

 Income (loss) before income taxes and
  minority interests                                 28,091         22,576         23,958         (2,975)

Income tax expense (benefit)                         10,891          8,747         11,218         (1,153)
                                                  ---------      ---------      ---------      ---------

 Income (loss) before minority interests             17,200         13,829         12,740         (1,822)

Minority interests                                    3,417          2,581          7,801          6,307
                                                  ---------      ---------      ---------      ---------

 Net income (loss)                               $   13,783     $   11,248     $    4,939     $   (8,129)
                                                  =========      =========      =========      =========

SHARE INFORMATION:

 Basic earnings (loss) per share:

   Net income (loss)                             $      .17     $      .14     $      .06     $     (.10)
                                                  =========      =========      =========      =========

   Average shares outstanding                        81,305         81,289         81,288         81,307
                                                  =========      =========      =========      =========

 Diluted earnings (loss) per share:

   Net income (loss)                             $      .17     $      .14     $      .06     $     (.10)
                                                  =========      =========      =========      =========

   Average shares outstanding                        81,778         81,295         81,419         81,307
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

                                                          Olsten Corporation
                                                 Consolidated Statements of Cash Flows
                                                            (In thousands)
                                                              (Unaudited)

                                                                               Nine Months Ended
                                                                               -----------------
                                                                     October 3, 1999     September 27, 1998
                                                                     ---------------     ------------------
OPERATING ACTIVITIES:
 Net income (loss)                                                     $   4,939              $  (8,129)
 Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation and amortization                                        59,667                 49,895
     Changes in assets and liabilities,
       net of effect from acquisitions:
         Accounts receivable and other current assets                   (189,727)              (123,582)
         Current liabilities                                             (26,845)                87,965
         Other, net                                                        7,339                (11,817)
                                                                        --------               --------

NET CASH USED IN OPERATING ACTIVITIES                                   (144,627)                (5,668)
                                                                        --------               --------

INVESTING ACTIVITIES:
 Purchases of fixed assets                                               (55,348)               (64,353)
 Acquisitions of businesses, net of cash acquired                        (13,103)               (73,164)
                                                                        --------               --------

NET CASH USED IN INVESTING ACTIVITIES                                    (68,451)              (137,517)
                                                                        --------               --------

FINANCING ACTIVITIES:
 Net proceeds from (repayments of) line of credit agreements             193,511                (40,862)
 Redemption of debentures                                                 (7,688)                    --
 Repayment of notes payable                                               (6,517)                (6,202)
 Cash dividends                                                           (6,501)               (14,630)
 Net proceeds from issuance of notes                                          --                133,806
 Payment for purchase of treasury stock                                       --                   (455)
 Issuances of common stock under stock plans                                 188                     72
                                                                        --------               --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                172,993                 71,729
                                                                        --------               --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      133                  7,738
                                                                        --------               --------

NET DECREASE IN CASH                                                     (39,952)               (63,718)


CASH AT BEGINNING OF PERIOD                                               53,831                 84,810
                                                                        --------               --------

CASH AT END OF PERIOD                                                  $  13,879              $  21,092
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

2. Proposed Transactions
   ---------------------
   On August 18, 1999, the Company announced it intends to merge its staffing and information technology services businesses with Adecco S.A. On closing, the Company's health services business will be split off to Olsten shareholders as an independent publicly traded company.

   When the transactions become effective, each holder of Olsten stock will receive for each share of Olsten common stock and Olsten Class B common stock
   (a) $8.75 in cash, or 0.12472 of an Adecco American Depository Receipt (ADR) (one ADR represents one-eighth of one share of Adecco common stock), or a mixture of cash and Adecco ADRs valued in the aggregate at approximately $8.75 per Olsten share, subject to proration in order that the aggregate consideration received by all holders will be half cash and half Adecco ADR shares and (b) .25 of a share of Olsten Health Services. The value of the stock received by shareholders in the health services company will be determined upon commencement of trading in the new security.

   The transactions intended by the merger agreement require the affirmative vote of holders of a majority of Olsten's common stock and Class B common stock, voting as a single class, as well as customary regulatory and other conditions. Olsten and Adecco have been advised of early termination of the Hart-Scott-Rodino waiting period in the United States and have received antitrust clearance from the Commission of the European Communities. Stuart Olsten, Chairman of the Company, and certain other holders of the Company's Class B common stock, constituting a majority of the voting power of the Company's combined classes of stock, have committed to vote in favor of the transactions.

3. Comprehensive Income (Loss)
   ---------------------------
   Total comprehensive income amounted to $18 million and $16 million during the third quarters of 1999 and 1998, respectively. During the nine months, total comprehensive income (loss) amounted to $9 million and $(8) million for 1999 and 1998, respectively.

4. Acquisitions
   ------------
   Under the terms of the 1997 purchase agreement for Olsten Travail Temporaire (formerly Sogica S.A.), an additional payment of approximately $31 million was paid in the second quarter of 1998. An additional purchase price payment will be required in the year 2000, calculated based upon the average net income for the three fiscal years ended 1999. Such additional payments relate to the Company's original purchase of 70 percent of the Olsten Travail Temporaire shares. The Company is also obligated in the year 2000 to purchase the remaining 30 percent of the shares at a price to be determined by a multiple ranging from an upper limit of 16 to a lower limit of 10, applied to the average net income for the fiscal years ended 1998 and 1999.

   During the first nine months of 1999, the Company purchased additional Staffing Services operations in France and Health Services operations in the United States for approximately $13 million in cash. All acquisitions have been accounted for by the purchase method of accounting.

5. Special Charges, Adjustments and Restatements
   ---------------------------------------------
   On March 30, 1999, the Company's Health Services division announced plans to record a $56 million special charge for the settlement of two federal investigations focusing on the Company's Medicare home office cost reports and certain transactions with Columbia/HCA Healthcare Corporation. The civil, administrative and criminal agreements were finalized and signed on July 19, 1999 and the settlement amount was paid on August 11, 1999. The payment was funded by the Company's revolving credit agreement in the amount of $45 million with the remainder coming from operating cash flows. The settlement had originally been disclosed as a subsequent event to the financial statements for the year ended January 3, 1999. However, it was determined that it was more appropriate to accrue such amount in the financial statements for the year ended January 3, 1999 and accordingly, the financial statements for the year ended January 3, 1999 and for the six months ended July 4, 1999 were restated.

   In the quarter ended April 4, 1999, the Company recorded a special charge aggregating $46 million. The charge is for the realignment of business units as part of a new restructuring plan including compensation and severance costs of $22 million to be paid to operational support staff, branch administrative personnel and management, asset write-offs of $16 million related primarily to fixed assets being disposed of in offices being closed and facilities being consolidated as well as fixed assets and goodwill attributable to the Company's exit from certain businesses previously acquired but not within the Company's strategic objectives, and integration costs of $8 million, primarily related to obligations under lease agreements for offices and other facilities being closed. The Company expects that the realignment of the business units will achieve a reduction of expenses of approximately $14 million for the last three quarters of 1999, due to reduced employee, lease and depreciation expenses.

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

      The balance of the charge of $13 million relates to corporate operations and consists primarily of compensation and severance costs, including an $11 million severance payment to the Company's former Chief Executive Officer.

      As of October 3, 1999, 70 percent of closures and consolidations of facilities have been completed and approximately 80 percent of the 640 expected terminations have occurred.

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

      Included in this provision was $24 million charged to selling, general and administrative expenses, which included lease payments of $3 million, employee severance of $4 million, fixed asset and software write-offs of $5 million to reflect the loss incurred upon the Company's decision to dispose of the assets in certain closed offices, and an increase in the allowance for doubtful accounts of $12 million. All closures and consolidations of facilities and employee terminations have been completed. The allowance for doubtful accounts was increased because the collection of receivables is highly dependent on the service provider's ability to provide certain evidence of service and authorization documentation to a variety of third-party payors. The office closings, consolidation of certain business service centers and the termination of employees are all events that, in the Company's past experience, impair the ability to provide the aforementioned documentation and to collect receivables.

      The Company also recorded other adjustments to selling, general and administrative expenses of $13 million which included professional fees and related incurred costs resulting from the settlement with several government agencies regarding certain past business practices of Quantum, the level of effort required to respond to the significant inquiries conducted by the government, and costs incurred to redesign the credit and collection process of the home health business. The costs incurred to redesign the credit and collection process had originally been recorded within the $66 million charge described above. However, it has been determined that approximately $2 million of these costs relate to services rendered in the third quarter of 1998 and accordingly, the financial statements for the quarters ended June 28, 1998 and September 27, 1998 have been restated.

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

   The major components, as well as the activity during the nine months ended October 3, 1999, of the charges were as follows:

                                                   Accounts            Compensation
 Dollars in                                        Receivable and      and Severance     Integration
 Thousands                         Settlements     Other Assets(1)     Costs             Costs            Other      Total
 ---------                         -----------     ---------------     -------------     -----------      -----       -----

 1996 charge balance
  at January 3, 1999                 $  5,200                  --          $  1,123        $     94           --    $  6,417
 Cash expenditures                     (5,200)                 --            (1,123)            (94)          --      (6,417)
 Non-cash write-offs                       --                  --                --              --           --          --
                                      -------             -------           -------         -------      -------     -------
 Balance at October 3, 1999                --                  --                --              --           --          --
                                      -------             -------           -------         -------      -------     -------

 1998 charge balance
  at January 3, 1999                   56,000            $     98               260             802     $    476      57,636
 Cash expenditures                    (56,000)                 --              (260)           (457)        (476)    (57,193)
 Non-cash write-offs                       --                 (98)               --              --           --         (98)
                                      -------             -------           -------         -------      -------     -------
 Balance at Ooctober 3, 1999               --                  --                --             345           --         345
                                      -------             -------           -------         -------      -------     -------

 Charge - 1999                             --              16,060            22,245           7,695           --      46,000
 Cash expenditures                         --                  --           (15,647)         (3,775)          --     (19,422)
 Non-cash write-offs                       --             (11,889)               --              --           --     (11,889)
                                      -------             -------           -------         -------      -------     -------
 Balance at October 3, 1999                --               4,171             6,598           3,920           --      14,689
                                      -------             -------           -------         -------      -------     -------
 Balance of all charges
  Combined at October 3, 1999        $     --            $  4,171          $  6,598        $  4,265     $     --    $ 15,034
                                      =======             =======           =======         =======      =======     =======

   (1) Amounts represent contra assets.

   The following information presents the impact of the restatements on the Consolidated Statement of Income for the quarter ended September 27, 1998:

                                                         Third Quarter Ended
                                                          September 27, 1998
                                                     ---------------------------
                                                     As Reported     As Restated

   Service sales, franchise fees,
     management fees and other income                 $1,170,037      $1,170,037
   Cost of services sold                                 886,121         886,121
                                                       ---------       ---------
       Gross profit                                      283,916         283,916
   Selling, general and administrative expenses          250,998         253,098
   Interest expense, net                                   8,242           8,242
                                                       ---------       ---------
       Income before income taxes and
        minority interests                                24,676          22,576
   Income tax expense                                      9,561           8,747
                                                       ---------       ---------
       Income before minority interests                   15,115          13,829
   Minority interests                                      2,581           2,581
                                                       ---------       ---------
       Net income                                     $   12,534      $   11,248
                                                       =========       =========
   Share information

       Basic earnings per share                       $      .15      $      .14
                                                       =========       =========
       Diluted earnings per share                     $      .15      $      .14
                                                       =========       =========

   The effect of the restatement on the January 3, 1999 balance sheet was an increase to accrued expenses of $56 million, a decrease to deferred income taxes included in other liabilities of $16 million and a decrease to retained earnings of $40 million.

6. Long-term Debt
   --------------
   In February 1999, the Company's revolving credit agreement, which expires in 2001, was amended, to revise the provision related to the maintenance of various financial ratios and covenants, including granting the Company approval to repurchase up to $40 million of the convertible subordinated debentures. The Company retired $7.7 million of the convertible subordinated debentures at 88.5 percent of the principal amount, resulting in a gain of approximately $.9 million in January 1999. In May 1999, the Company's revolving credit agreement was further amended to revise various financial ratios and covenants and to restrict further repurchase of the convertible subordinated debentures, as well as the Company's common shares.

   Interest expense, net, consists primarily of interest on long-term debt for the quarter of $12 million in 1999 and $9 million in 1998, offset by interest income from investments of $1 million for 1999 and 1998. Interest expense for the nine months was $34 million, offset by interest income of $2 million, in 1999 and $24 million, offset by interest income of $2 million, in 1998.

7. Business Segment Information
   ----------------------------
   The Company operates in three business segments:

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

   The Company evaluates performance and allocates resources based on income or loss from operations before income taxes and minority interests. Segment data includes charges for allocating corporate costs to each of the operating segments. Prior period segment data has been restated to conform with the current period presentation. Information about the Company's operations, net of a special charge of $46 million, before taxes, in the first quarter of 1999 ($16 million related to Staffing Services, $17 million related to Health Services, and $13 million related to Corporate and other), and $64 million and $2 million, before taxes, in the second and third quarters of 1998, respectively, related to Health Services, is as follows:

                                            Services sales, franchise     Income (loss) before
   Dollars in                               fees, management fees         income taxes and
   Thousands                                and other income              minority interests
   ----------                               -------------------------     --------------------

   Third quarter ended October 3, 1999
   -----------------------------------
   Staffing Services                              $  791,660                     $27,451
   Information Technology Services                    98,406                       2,492
   Health Services                                   377,313                      (1,852)
                                                   ---------                      ------
                                                  $1,267,379                     $28,091
                                                   =========                      ======

   Third quarter ended September 27, 1998
   --------------------------------------
   Staffing Services                              $  742,009                     $34,158
   Information Technology Services                   106,910                       4,912
   Health Services                                   321,118                     (16,494)
                                                   ---------                      ------
                                                  $1,170,037                     $22,576
                                                   =========                      ======

   Nine months ended October 3, 1999
   ---------------------------------
   Staffing Services                              $2,281,929                     $42,305
   Information Technology Services                   314,875                       9,457
   Health Services                                 1,117,161                     (14,704)
   Corporate and other                                    --                     (13,100)
                                                   ---------                      ------
                                                  $3,713,965                     $23,958
                                                   =========                      ======

   Nine months ended September 27, 1998
   ------------------------------------
   Staffing Services                              $2,070,079                     $71,479
   Information Technology Services                   307,757                      12,701
   Health Services                                   968,285                     (87,155)
                                                   ---------                      ------
                                                  $3,346,121                     $(2,975)
                                                   =========                      ======

   See also Note 5 with regard to the restatements.

8. Contingency
   -----------
   In September 1999, the Company received a Notice of Amount of Program Reimbursement relating to its 1997 Medicare cost reports indicating that the Medicare fiscal intermediary disagrees with the Company's methodology of allocating a portion of its overhead. The Health Care Financing Administration has indicated that it agrees with the fiscal intermediary. Since the Company used a similar methodology for allocating overhead costs in 1998 and 1999, a comparable disallowance could result. The Company believes its cost reports are accurate and consistent with past practice accepted by the fiscal intermediary, and will appeal the notice to the Provider
   Reimbursement Review Board. While management believes that adequate provisions have been made for revenue adjustments, the Company is unable to predict the outcome of this appeal and the final determination of revenue ultimately recognized under the Medicare program.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------
Revenues increased 8 percent, or $97 million, during the third quarter and 11 percent, or $368 million, for the first nine months of 1999, with 7 percent attributable to acquisitions during each of the respective periods.

Staffing Services' revenues increased 7 percent, or $50 million, for the third quarter of 1999 and 10 percent, or $212 million, for the nine months of 1999. In Europe, Staffing Services' third quarter revenues grew by 21 percent, principally as a result of acquisitions. North American revenues declined 3 percent due to decreased demand from large Corporate Accounts coupled with the low availability of assignment employees resulting from the historically low level of unemployment, partially offset by increases in the Canadian staffing business and the Company's accounting and financial services specialty division.

Staffing Services' revenues were unfavorably impacted by changes in currency exchange rates during the third quarter of 1999 due to the strengthening of the U.S. dollar relative to currencies in Europe. At constant exchange rates, Staffing Services' revenues would have been $806 million and $2.3 billion, increases of 9 and 11 percent for the quarter and nine months, respectively.

Information Technology Services' revenues declined 8 percent, or $8.5 million, in the third quarter of 1999 due to the industry-wide Year 2000 slowdown and grew 2 percent, or $7 million, for the nine months of 1999.

Health Services' revenues increased 17 percent, or $56 million, for the third quarter, and 15 percent, or $149 million, for the nine months, driven by growth in all lines of business. The Company's Nursing business increased for both the third quarter and nine months attributable to the acquisition of Columbia/HCA Healthcare Corporation's home health care operations in the state of Florida, which was partially offset by declines in Medicare-related home care visits and reimbursement due to the implementation of the Interim Payment System (IPS).

Gross profit margins, as a percentage of revenues, increased to 24.4 percent for the third quarter and nine months from 24.3 percent and 23.7 percent for last year's third quarter and nine months, respectively. Excluding the impact of the non-recurring charge in 1998, gross profit margins remained essentially flat for last year's nine months.

Staffing Services' gross profit margins declined for the quarter and nine months as a result of decreased markups, increased subcontractor utilization, and strong price competition in Corporate Accounts and Partnership business in North America. Additionally, increased international competition, a changing business mix and increased social costs in Europe reduced margins. Information Technology's gross profit margins decreased from 23 percent in the third quarter of 1998 to 21 percent in the third quarter of 1999 due to an increase in low margin Corporate Accounts and an increase in unassigned labor resulting from the Year 2000 slowdown and remained essentially flat in comparison to the nine months of 1998. Health Services' gross profit margins increased slightly in the quarter, and excluding the effect of the non-recurring charge and other adjustments in 1998, increased from 33.2 percent to 33.8 percent in the nine months reflecting increased volume in the high margin Infusion business, rate increases and a change in payor mix and an increase in Nursing margins due to productivity enhancements.

On March 30, 1999, the Company's Health Services division announced plans to record a $56 million special charge for the settlement of two federal investigations focusing on the Company's Medicare home office cost reports and certain transactions with Columbia/HCA Healthcare Corporation. The civil, administrative and criminal agreements were finalized and signed on July 19, 1999 and the settlement amount was paid on August 11, 1999. The payment was funded by the Company's revolving credit agreement in the amount of $45 million with the remainder coming from operating cash flows. The settlement had originally been disclosed as a subsequent event to the financial statements for the year ended January 3, 1999. However, it was determined that it was more appropriate to accrue such amount in the financial statements for the year ended January 3, 1999 and accordingly, the financial statements for the year ended January 3, 1999 and for the six months ended July 4, 1999 were restated.

In the quarter ended April 4, 1999, the Company recorded a special charge aggregating $46 million. The charge is for the realignment of business units as part of a new restructuring plan including compensation and severance costs of $22 million to be paid to operational support staff, branch administrative personnel and management, asset write-offs of $16 million related primarily to fixed assets being disposed of in offices being closed and facilities being consolidated as well as fixed assets and goodwill attributable to the Company's exit from certain businesses previously acquired but not within the Company's strategic objectives, and integration costs of $8 million, primarily related to obligations under lease agreements for offices and other facilities being closed. The Company expects that the realignment of the business units will achieve a reduction of expenses of approximately $14 million for the last three quarters of 1999, due to reduced employee, lease and depreciation expenses.

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

     The balance of the charge of $13 million relates to corporate operations and consists primarily of compensation and severance costs, including an $11 million severance payment to the Company's former Chief Executive Officer.

     As of October 3, 1999, 80 percent of closures and consolidations of facilities have been completed and approximately 80 percent of the 640 expected terminations have occurred.

In 1998, as a part of the Balanced Budget Act, the government enacted the IPS for reimbursement of home care services provided under Medicare, effective
October 1, 1997. Prior to enactment of the IPS, home care services were reimbursed based on cost subject to a cap determined by the Health Care Financing Administration. The IPS reimburses home care services based on costs, subject to both a per-beneficiary limit and a per-visit limit. Further, the IPS reduced the per-visit limit to 1994 levels. As a result of these cuts in reimbursement, provider margins have been reduced. In order to operate at the lowered reimbursement rates, home health care companies reduced the services provided to patients by providing fewer patient visits. In addition, the regulatory climate that ensued in home health care caused a lower level of physician referrals.

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

     Included in this provision was $24 million charged to selling, general and administrative expenses, which included lease payments of $3 million, employee severance of $4 million, fixed asset and software write-offs of $5 million to reflect the loss incurred upon the Company's decision to dispose of the assets in certain closed offices, and an increase in the allowance for doubtful accounts of $12 million. All closures and consolidations of facilities and employee terminations have been completed. The allowance for doubtful accounts was increased because the collection of receivables is highly dependent on the service provider's ability to provide certain evidence of service and authorization documentation to a variety of third-party payors. The office closings, consolidation of certain business service centers and the termination of employees are all events that, in the Company's past experience, impair the ability to provide the aforementioned documentation and to collect receivables.

     The Company also recorded other adjustments to selling, general and administrative expenses of $13 million which included professional fees and related incurred costs resulting from the settlement with several government agencies regarding certain past business practices of Quantum, the level of effort required to respond to the significant inquiries conducted by the government, and costs incurred to redesign the credit and collection process of the home health business. The costs incurred to redesign the credit and collection process had originally been recorded within the $66 million charge described above. However, it has been determined that approximately $2 million of these costs relate to services rendered in the third quarter of 1998 and accordingly, the financial statements for the quarters ended June 28, 1998 and September 27, 1998 have been restated.

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

Selling, general and administrative expenses increased to $269 million in the third quarter of 1999 from $251 million in the third quarter of 1998, excluding the $2 million non-recurring charge and other adjustment recorded in the third quarter of 1998. Such expenses, at 21.3 percent and 21.5 percent as a percentage of revenue for the third quarter of 1999 and 1998, respectively, reflect the benefits of the restructurings of the Health Services and Staffing Services businesses partially offset by non-recurring expenditures of $1.5 million for the proposed merger of the Company's Staffing Services and Information Technology businesses with Adecco and the split-off of the Company's Health Services business. Selling, general and administrative expenses increased to $852 million from $774 million in the nine months. Excluding the non-recurring charges and other adjustments recorded in 1999 and 1998, selling, general and administrative expenses were $806 million and $737 million for the nine months of 1999 and 1998, respectively, or 21.7 percent and 22 percent of revenue, respectively.

Net interest expense was $11 million and $8 million for the third quarters of 1999 and 1998, respectively, and $31 million and $22 million for the nine months of 1999 and 1998. Net interest expense primarily reflected borrowing costs on long-term debt offset by interest income on investments. The increase resulted from working capital requirements, particularly accounts receivable, necessary to support growth in its Staffing Services' business and Infusion business.

Liquidity and Capital Resources
-------------------------------
Working capital at October 3, 1999, including $14 million in cash, was $824 million, an increase of 33 percent versus $619 million at January 3, 1999. Receivables, net, increased $174 million, or 17 percent, predominantly due to revenue growth and acquisitions in the Staffing Services' business as well as growth in Health Services' Infusion business, which requires additional working capital. On August 11, 1999, the Company paid $61 million in settlement of the U.S. Department of Justice home office cost reports and Columbia/HCA investigation of which $45 million was funded by the Company's revolving credit agreement with the remainder coming from operating cash flows.

The Company has a revolving credit agreement for up to $400 million in borrowings and letters of credit. In February 1999, the Company's revolving credit agreement, which expires in 2001, was amended, to revise the provision related to the maintenance of various financial ratios and covenants, including granting the Company approval to repurchase up to $40 million of the convertible subordinated debentures. The Company retired $7.7 million of the convertible subordinated debentures at 88.5 percent of the principal amount, resulting in a gain of approximately $.9 million in January 1999. In May 1999, the Company's revolving credit agreement was further amended to revise the provision related to the maintenance of various financial ratios and covenants and to restrict further repurchase of the convertible subordinated debentures, as well as the Company's common shares. As of October 3, 1999, there were $366 million in borrowings and $15 million in standby letters of credit outstanding under the revolving credit agreement. The Company has invested available funds in secure, short-term, interest-bearing investments.

The Company anticipates that, in addition to its projected cash flow from operations, new borrowings may be required to meet the Company's projected working capital requirements to fund capital expenditures currently anticipated by the Company. Although no assurance can be given, the Company currently believes that cash flows from operations, borrowings available to the Company under existing financing agreements, and additional borrowings that the Company believes it will be able to obtain should be adequate to meet its projected requirements during 1999 and thereafter. If cash flows from operations or availability under existing and new financing agreements fall below expectations, or if the proposed transaction with Adecco and split-off of the Health Services division are not completed, the Company may be forced to delay planned capital expenditures, reduce operating expenses, or consider other alternatives designed to enhance the Company's liquidity.

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

The North American Staffing Services business is achieving Year 2000 readiness by replacing all business applications and related Infrastructure with compliant technology. This project, referred to as Project REach, is being implemented to increase efficiencies and improve the Company's ability to provide services to customers. The selected systems are Year 2000 compliant and, therefore, no remediation of current applications is necessary. Project REach has been completed. The Company's European and Latin American staffing operations are achieving readiness primarily through remediation of existing systems, of which all critical systems have been completed.

The Information Technology Services business required minimal remediation to achieve Year 2000 compliance, and was completed June 30, 1999.

In the Health Services segment, systems critical to the business, which have been identified as non-year 2000 compliant, are being replaced as part of a project, referred to as Project REO, which is also being implemented to increase efficiencies and improve the Company's ability to provide services to customers. The new infrastructure, which is Year 2000 compliant, is currently being implemented in field offices and is scheduled for completion by November 30, 1999. Other Health Services' systems, which require remediation, are expected to be completed by November 30, 1999.

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

The Company's long-term debt is primarily composed of fixed rate obligations. Based on the overall interest rate exposure on the Company's fixed rate borrowings at October 3, 1999, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt.

Based on variable rate debt levels, a 10 percent change in market interest rates (62 basis points on a weighted average) would have less than a 3 percent impact on the Company's interest expense, net.

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

Foreign exchange gains and losses are included in the Consolidated Statements of Income and historically have not been significant. The Company generally does not engage in hedging activities, except as discussed above. The Company did not hold any derivative instruments at October 3, 1999.

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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings.
            ------------------
            On September 8, 1998, a Consolidated Amended Class Action Complaint (the "Amended Complaint") was filed by the plaintiffs in the four previously disclosed purported class action lawsuits (Weichman, Goldman, Waldman and Cannold) pending against Olsten and certain of its officers and directors (collectively, the "Class Action"). The Amended Complaint asserts claims under Sections 10(b) (including Rule 10b-5 promulgated thereunder), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. On October 19, 1998, the Company and the individual defendants served a motion seeking an Order dismissing the Amended Complaint; that motion was fully briefed on December 23, 1998. Although defendants' dismissal motion was fully briefed on December 23, 1998, plaintiffs filed a submission in connection therewith on October 12, 1999. Defendants filed a response to plaintiffs' submission on October 14, 1999, plaintiffs responded thereto with a submission dated October 21, 1999 and defendants filed a reply on October 22, 1999. The Amended Complaint seeks certification of the proposed class, a judgment declaring the conduct of the defendants to be in violation of the law, unspecified compensatory damages and unspecified costs and expenses, including attorneys' fees and experts' fees. While the Company is unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss in connection therewith (given the preliminary stage of the Class Action and the fact that the Amended Complaint does not allege damages with any specificity), the Company believes that it acted responsibly with respect to its shareholders and has vigorously defended the Class Action.

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

            On January 14, 1999, Kimberly Home Health Care, Inc. ("KHHC") initiated three arbitration proceedings against hospitals owned by Columbia/HCA with which one of the Company's subsidiaries had management services agreements to provide services to the hospital's home health agencies. The basis for each of the arbitrations is that Columbia/HCA sold the home health agencies without assigning the management services agreements, while the management services agreements had periods ranging from 18 to 42 months prior to expiration and that Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has asserted that the arbitration be consolidated and stayed, in part based upon its alleged claim against KHHC for breach of contract and requests indemnity and possibly return of management fees paid under the disallowance provision of the management services agreements. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings, and has not yet quantified the claims. The parties have agreed to suspend the proceedings until the end of 1999.

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

ITEM 5.     Other Information.

            Government  Investigations.
            ---------------------------
            The Company's home health care business is subject to extensive federal and state regulations which govern, among other things, Medicare, Medicaid, CHAMPUS and other government-funded reimbursement programs, reporting requirements, certification and licensure standards for certain home health agencies and, in some cases, certificate-of-need and pharmacy-licensing requirements. The Company is also subject to a variety of federal and state regulations which prohibit fraud and abuse in the delivery of health care services, including, but not limited to, prohibitions against the offering or making of direct or indirect payments for the referral of patients. As part of the extensive federal and state regulation of the Company's home health care business, the Company is subject to periodic audits, examinations and investigations conducted by or at the direction of governmental investigatory and oversight agencies. Violation of the applicable federal and state health care regulations can result in a health care provider being excluded from participation in the Medicare, Medicaid and/or CHAMPUS programs, and can subject the provider to civil and/or criminal penalties.

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

            On January 28, 1999, the Company announced that it had been advised by the United States Attorney's Office for the District of New Mexico ("New Mexico U.S. Attorney's Office") that, in connection with the Quantum New Mexico Investigation, it had dropped its criminal investigation into certain past practices of Quantum. The criminal aspect of the Quantum New Mexico Investigation had focused on allegations of improper billing and fraud against various federally funded medical assistance programs on the part of Quantum during the period between January 1992 and April 1997. By letter dated February 1, 1999, the New Mexico U.S. Attorney's Office advised the Company that, having ended its criminal inquiry, the Office had referred the Quantum matter to its Affirmative Civil Enforcement ("ACE") Section. The Company has been cooperating and intends to continue to cooperate fully with that Office's ACE
            Section in connection with its civil inquiry into the Quantum matter that has been referred to it. Although, at this time, the Company is unable to predict the ultimate relief the ACE Section will seek in connection with the civil Quantum New Mexico Investigation, such relief could include money damages and/or civil penalties.

            In October 1998, Olsten entered into a final agreement with several government agencies investigating certain past practices of Quantum. The agreement was entered into with the U.S. Department of Justice, the Office of the Inspector General of the U.S. Department of Health and Human Services, the U.S. Secretary of Defense (for the CHAMPUS/Tricare program), and the Attorney's General for the States of New York and Oklahoma. Pursuant to the settlement, Olsten reimbursed the government approximately $4.5 million for certain disputed claims under the Medicaid and CHAMPUS programs for reimbursement for the provisions of anti-hemophilia factor products to patients covered by certain federal health care programs and entered into a corporate integrity agreement.

ITEM 6.     Exhibits and Reports On Form 8-K

            (a)   The following exhibit is filed herewith:

                  Exhibit  27     Financial Data Schedule.

            (B)   Reports On Form 8-K.

                  (I) The Company filed a report on form 8-K, dated July 26, 1999, reporting in Item 5, Other Events, that the Company had released a press release dated July 19, 1999, which was filed as an Exhibit thereto.

                                 SIGNATURES






Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the

registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.










                             OLSTEN CORPORATION
                                (REGISTRANT)




Date:  November 15, 1999  By:  /s/Edward A. Blechschmidt
                               -------------------------------------
                               Edward A. Blechschmidt
                               President and Chief Executive Officer

Date:  November 15, 1999  By:  /s/Anthony J. Puglisi
                               -------------------------------------
                               Anthony J. Puglisi
                               Executive Vice President and
                               Chief Financial Officer

                               EXHIBIT INDEX

               Exhibit 27 - Financial Data Schedule